Form 10QSB
period 1998-06-30
MW MEDICAL INC
filed 1998-08-14
CIK 1059577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 001-14297

                                MW Medical, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

                        Nevada                              86-0907471
            (State or other jurisdiction of                 (IRS Employer
                    incorporation )                         Identification No.)

                     7373 North Scottsdale Road, Suite B-169
                            Scottsdale, Arizona 85253
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, including area code:  (602) 483-8700

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of June 30, 1998
------------------------------------      --------------------------------------
$.001 par value Class A Common Stock                14,223,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         MW Medical, Inc. (the "Company") is in the business of designing and developing microwave technologies for dermatological applications through its wholly owned subsidiary, Microwave Medical Corporation ("MMC"). MMC established an office in Germany in late 1997, called Microwave Medical GmBH ("GmBH"). Testing in Germany was concluded in July 1998. GmBH's President will continue to oversee the European market. The Company's products are in the development stage. The Company plans to market and sell its microwave technology products upon completion of the development stage.

The Company is a Nevada corporation and was incorporated on December 4, 1997. The Company was originally the owner of two wholly owned subsidiaries:

     (A)  Microwave Medical Corporation, a California corporation ("MMC");

     (B)  P&H Laboratories, Inc., a California corporation ("P&H").

Sale of the Business of P&H

The Company has sold the business of P&H pursuant to an asset purchase and sale agreement dated March 9, 1998 between P&H and Microwave Communication Corporation, a California corporation ("Microwave"), whereby P&H agreed to sell to Microwave all of the assets of the business of P&H as a going concern (the "P&H Sale Agreement"). The sale of assets by P&H to Microwave was completed on May 6, 1998. The following consideration was received by the Company on closing:

     (A)  cash consideration of $160,943;

     (B) a promissory note issued by MCC/ Ferro Systems, Inc., a subsidiary of Microwave, whereby MCC/Ferro has agreed to pay to P&H the sum of $250,000 on August 1, 1998 and the sum of $243,125 on March 31, 1999
          (the "MCC/Ferro Promissory Note"); P&H has assigned the note to the Company;

     (C) the agreement of Microwave to provide to MMC 1200 hours of microwave related services for the period to April 1, 1999, subject to a maximum of 100 hours per month;

     (D) office space for the business of MMC at MCC/Ferro's facility in Simi Valley, California until February 28, 1999.

The obligations of MCC/Ferro under the MCC/ Ferro Promissory Note are secured by a general security agreement against the assets of MCC/Ferro and the guarantee of Microwave. The general security agreement is subordinated to bank financing arranged by MCC/Ferro to pay-out P&H's bank financing and pay the amounts under the MCC/Ferro Promissory Note.

All payments to date from MCC have been made on schedule.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $57,111 in cash and cash equivalents. The Company generated a net profit of $.08 per share as a result of the cancellation of the debt and the initial start up fee from its former parent company, Dynamic Associates, Inc. Loss per share from research operations, general and administrative expenses and depreciation and amortization was $.03.

Item 5. Other Information.

Microwave Medical Corporation (MMC)

The Company's wholly owned subsidiary, MMC, is engaged in the development of proprietary technology relating to the use of microwave energy for medical applications. MMC has a patent pending entitled, "Method and Apparatus for Treating Subcutaneous Histological Features", which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal. The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin to protect the epidermis. MMC has used computer modeling and laboratory studies to optimize the system for hair removal. Preclinical studies have shown effectiveness in destroying follicles while maintaining the integrity of the skin surface.

MMC's microwave system for hair removal has just concluded Phase II and is now entering its final Phase III clinical trials.

RESULTS OF OPERATIONS

The financial statements for 1998 present the combined activities of the Company, MMC and GmBH. The comparisons made with 1997, is based on income and expenses generated by P&H and MMC.

During the six months ended June 30, 1998, the management of the Company received no fees.

Net operating loss for the six months ended June 30, 1998 was $489,808 compared to a loss of $403,556 for the same period in 1997. Although there was a lack of revenue in 1998, we also did not have the expense incurred by P&H.

Net sales for the six months ended June 30, 1998 were $0, compared to $1,767,803 for the same period in 1997. All sales in 1997 were generated by P & H. In 1998, MMC has not yet generated any revenue as it is still developing its technology.

Cost of sales for the six months ended June 30, 1998 was $0, compared to $1,313,464 for the same period in 1997. Cost of sales relate to P & H.

Selling and general and administrative expenses for the six months ended June 30, 1998 were $87,304 compared to $378,729 for the same period in 1997.

Research and development expenses were $351,940 for the six months ended June 30, 1998 compared to $433,105 for the same period in 1997.

Depreciation and amortization expenses for the six months ended June 30, 1998 were $50,564 compared to $46,061 for the same period in 1997. Due to the nature of research test equipment, the equipment is depreciated at a faster rate.

Interest expense for the six months ended June 30, 1998 was $0 compared with $5,711 for the same period in 1997. MMC does not have any interest expense. All interest expense for 1997 was generated by P&H.

Net loss for the three months ended June 30, 1998 was $771,596 compared to a loss of $223,058 for the same period in 1997. The sale of P&H created a loss due to the book value of its Property, Plant and Equipment and other assets being greater than its liabilities and the amount received from the sale.

Net sales for the three months ended June 30, 1998 were $0 compared to $867,570 for the same period in 1997. Cost of sales for the three months ended June 30, 1998 was $0 compared to $655,317 for the same period in 1997.
MMC is still developing its technology in 1998.

Selling and general and administrative expenses for the three months ended June 30, 1998 were $86,249 compared to $184,873 for the same period in 1997. Expenses for 1998 relates only to MMC.

Research and development expenses incurred by MMC were $159,783 for the three months ended June 30, 1998 compared to $234,235 for the same period in 1997. The expenses incurred have decreased in 1998 because we are in the testing phase of the project and the cost of development has decreased significantly.

Depreciation and amortization expenses for the three months ended June 30, 1998 were $25,282 compared to $19,523 for the same period in 1997.

Interest expense for the three months ended June 30, 1998 was $0 compared with $2,726 for the same period in 1997.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99-1 Financial Statements as of June 30, 1998
                  Financial Data Schedule

         (b)      Reports on Form 8-K
                   None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



 DATED: 14 August 1998              /s/
                                    Grace Sim, Secretary/Treasurer and Director

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                     June 30,
                                                                       1998
                                                               ----------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                $        57,111
       Receivable - former parent                                       200,000
       Receivable - P & H sale                                          493,125
       Other receivables                                                  4,316
       Prepaid expense and other current assets                         182,017
                                                               ----------------
                                         TOTAL CURRENT ASSETS           936,569

PROPERTY, PLANT, & EQUIPMENT                                            104,139

     OTHER ASSETS
       Organization costs                                                25,540
                                                               ----------------
                                                               $      1,066,248
                                                               ================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                        $         90,546
       Accrued expenses                                                   9,580
                                                               ----------------
                                    TOTAL CURRENT LIABILITIES           100,126
                                                               ----------------
                                            TOTAL LIABILITIES           100,126

STOCKHOLDERS' EQUITY
       Common stock $.001 par value:
        Authorized - 100,000,000 shares
        Issued and outstanding 14,223,929 shares                         14,224
       Retained earnings                                                951,898
                                                               ----------------

                                   TOTAL STOCKHOLDERS' EQUITY           966,122
                                                               ----------------

                                                               $      1,066,248
                                                               ================

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three months ended                     Six months ended
                                                         June 30,                             June 30,
                                                 1998                1997               1998               1997
                                             ----------        ---------------       ----------       -------------
Net sales                                    $        0        $       867,570       $        0       $   1,767,803
Cost of sales                                         0                655,317                0           1,313,464
                                             ----------        ---------------       ----------       -------------
                              GROSS PROFIT            0                212,253                0             454,339

Selling and General & administrative
  expenses                                       86,249                184,873           87,304             378,729
Depreciation and amortization                    25,282                 19,523           50,564              46,061
Research and development                        159,783                234,235          351,940             433,105
                                             ----------        ---------------       ----------       -------------
                                                271,314                438,631          489,808             857,895
                                             ----------        ---------------       ----------       -------------
                      NET OPERATING (LOSS)     (271,314)              (226,378)        (489,808)           (403,556)

OTHER INCOME (EXPENSE)
   Interest income                                  580                  7,742              627              16,045
   Interest expense                                   0                 (2,726)               0              (5,711)
   Debt cancellation - former parent                  0                      0        2,169,806                   0
   Fee - former parent                                0                      0          200,000                   0
   Sale of subsidiary                          (500,862)                     0         (500,862)                  0
   Miscellaneous income (expense)                     0                 (1,696)               0               4,046
                                             ----------        ---------------       ----------       -------------
                                               (500,282)                 3,320        1,869,571              14,380
                                             ----------        ---------------       ----------       -------------

                  NET INCOME (LOSS) BEFORE
                   DISCONTINUED OPERATIONS     (771,596)              (223,058)       1,379,763            (389,176)

Discontinued operations:
   Operations of subsidiary sold 4/1/98               0                      0         (193,468)                  0
                                             ----------        ---------------       ----------       -------------

                  NET INCOME (LOSS) BEFORE
                              INCOME TAXES     (771,596)              (223,058)       1,186,295            (389,176)

INCOME TAX EXPENSE                                    0                    450              800              14,400
                                             ----------        ---------------       ----------       -------------
                         NET INCOME (LOSS)   $ (771,596)       $      (223,508)      $1,185,495       $    (403,576)
                                             ==========        ===============       ==========       =============

Net income (loss) per weighted
   average share                             $     (.05)       $          (.02)      $      .08       $        (.03)
                                             ==========        ===============       ==========       =============

Weighted average number of common shares
   used to compute net income (loss) per
   weighted average share                    14,223,929             14,223,929       14,223,929          14,223,929
                                             ==========        ===============       ==========       =============

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                       Six months ended
                                                                            June 30,
                                                                  1998                     1997
                                                           -----------------         ---------------
OPERATING ACTIVITIES
     Net income (loss)                                     $       1,185,495         $      (403,576)
     Adjustments to reconcile net income (loss)
      to cash used by operating activities:
        Depreciation and amortization                                 89,141                  46,061
        Net value of subsidiary sold                               1,398,034                       0
        Debt cancelled                                            (2,169,806)                      0
        Deferred taxes                                                     0                    (500)
     Changes in assets and liabilities:
        Accounts receivable                                         (683,519)                (72,627)
        Inventories                                                   80,636                 (27,345)
        Prepaid expenses and other                                  (166,791)                (11,453)
        Accounts payable and accrued expenses                         (7,756)                 61,672
        Deposits                                                      37,000                  20,000
        Income taxes payable                                               0                 (25,272)
                                                           -----------------         ---------------
                   NET CASH USED BY OPERATING ACTIVITIES            (237,566)               (413,040)

INVESTING ACTIVITIES
     Loan - other                                                     (6,231)                (10,627)
     Loan - related party                                                  0                  30,300
     Purchase of equipment                                            (1,796)               (228,349)
     Deposits                                                         (2,225)                   (100)
                                                           -----------------         ---------------
                   NET CASH USED BY INVESTING ACTIVITIES             (10,252)               (208,776)

FINANCING ACTIVITIES
     Borrowings - former parent                                      170,000                 400,000
     Cash remaining with former subsidiary                          (243,102)                      0
     Principal payments on debt                                       (9,951)                (79,894)
                                                           -----------------         ---------------
                                NET CASH PROVIDED (USED)
                                 BY FINANCING ACTIVITIES             (83,053)                320,106
                                                           -----------------         ---------------
                                      (DECREASE) IN CASH
                                    AND CASH EQUIVALENTS            (330,871)               (301,710)

     Cash and cash equivalents at beginning of period                387,982                 874,858
                                                           -----------------         ---------------

              CASH AND CASH EQUIVALENTS AT END OF PERIOD   $          57,111         $       573,148
                                                           =================         ===============

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                $           9,824         $         6,611
     Cash paid for income taxes                                          800                  40,172