Form 10QSB
period 1998-09-30
MW MEDICAL INC
filed 1998-11-13
CIK 1059577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding as of November 3, 1998
------------------------------------        ------------------------------------
$.001 par value Class A Common Stock                   15,723,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $1,242,172 in cash and cash equivalents. During the quarter, the Company received cash of $1,125,000 and incurred capital raising costs of $112,500 in connection with the sale of 1,500,000 shares of the Company's restricted common stock. The shares were issued in November, 1998. The Company generated a net profit of $.07 per share as a result of the cancellation of the debt and the initial start up fee from its former parent company, Dynamic Associates, Inc. Loss per share from research operations, general and administrative expenses and depreciation and amortization was $.05.

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

RESULTS OF OPERATIONS

The financial statements for 1998 present the combined activities of the Company, MMC, and P&H for the first quarter. The financial statements for 1997 present the activities of MMC and P&H.

During the nine months ended September 30, 1998, the management of the Company received $66,000. The President received $30,000, the Secretary received $16,000 and another consultant received $20,000.

Net operating loss for the nine months ended September 30, 1998 was $753,650 compared to a loss of $616,964 for the same period in 1997. The sale of the net assets of P&H created a loss due to the book value of its

Property,   Plant  and  Equipment  and  other  assets  being  greater  than  its liabilities and the amount received from the sale. Although there was a lack of revenue in 1998, we also did not have the expense incurred by P&H.

Selling and general and administrative expenses for the nine months ended September 30, 1998 were $241,550 compared to $0 for the same period in 1997.

Research and development expenses were $440,424 for the nine months ended September 30, 1998 compared to $588,888 for the same period in 1997.

Depreciation and amortization expenses for the nine months ended September 30, 1998 were $71,676 compared to $28,076 for the same period in 1997. Due to the nature of research test equipment, the equipment is depreciated at a faster rate.

Loss from operations of P&H were $193,468 for the nine months ended September 30, 1998 compared with income of $42,504 for the same period in 1997.

Net loss for the three months ended September 30, 1998 was $261,651 compared to a loss of $166,724 for the same period in 1997.

Selling and general and administrative expenses for the three months ended September 30, 1998 were $157,762 compared to $0 for the same period in 1997.

Research and development expenses incurred by MMC and GmBH were $88,484 for the three months ended September 30, 1998 compared to $155,783 for the same period in 1997. The expenses incurred have decreased in 1998 because we are in the testing phase of the project and the cost of development has decreased significantly.

Depreciation and amortization expenses for the three months ended September 30, 1998 were $21,112 compared to $12,060 for the same period in 1997.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99-1 Financial Statements as of September 30, 1998 Financial Data Schedule

                  (b)      Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: November 13, 1998
                                  Grace Sim, Secretary/Treasurer and Director

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                                                                             September 30,
                                                                                                                 1998
                                                                                                          -----------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                                                          $       1,242,172
       Receivable - former parent                                                                                   200,000
       Receivable - P & H sale                                                                                      243,125
       Other receivables                                                                                              2,153
       Prepaid expense and other current assets                                                                     122,017
                                                                                                          -----------------
                                                                                 TOTAL CURRENT ASSETS             1,809,467

     PROPERTY, PLANT, & EQUIPMENT                                                                                    86,679

     OTHER ASSETS
       Organization costs                                                                                             1,254
                                                                                                          -----------------

                                                                                                          $       1,897,400
                                                                                                          =================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                                   $          75,651
       Accrued expenses                                                                                               4,775
       Payable - related party                                                                                      100,000
                                                                                                          -----------------
                                                                            TOTAL CURRENT LIABILITIES               180,426
                                                                                                          -----------------

                                                                                    TOTAL LIABILITIES               180,426

STOCKHOLDERS' EQUITY
     Common stock $.001 par value:
       Authorized - 100,000,000 shares
       Issued and outstanding 14,223,929 shares                                                                      14,224
       Additional paid in capital                                                                                 1,058,984
     Retained earnings                                                                                              643,766
                                                                                                          -----------------
                                                                           TOTAL STOCKHOLDERS' EQUITY             1,716,974
                                                                                                          -----------------

                                                                                                          $       1,897,400
                                                                                                          =================

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three months ended                  Nine months ended
                                                                          September 30,                      September 30,
                                                                -------------------------------    -------------------------------
                                                                     1998             1997              1998             1997
                                                                -------------     -------------    -------------     -------------
Selling and General & administrative expenses                   $     157,762     $           0    $     241,550     $           0
Depreciation and amortization                                          21,112            12,060           71,676            28,076
Research and development                                               88,484           155,783          440,424           588,888
                                                                -------------     -------------    -------------     -------------
                                                                      267,358           167,843          753,650           616,964
                                                                -------------     -------------    -------------     -------------

                                        NET OPERATING (LOSS)         (267,358)         (167,843)        (753,650)         (616,964)

OTHER INCOME (EXPENSE)
   Interest income                                                      5,707               529            6,334             4,960
   Interest expense                                                         0                 0                0                 0
   Debt cancellation - former parent                                        0                 0        2,169,806                 0
   Fee - former parent                                                      0                 0          200,000                 0
   Sale of net assets of subsidiary                                         0                 0         (477,862)                0
   Miscellaneous income (expense)                                           0                 0                0                 0
                                                                -------------     -------------    -------------     -------------
                                                                        5,707               529        1,898,278             4,960
                                                                -------------     -------------    -------------     -------------

                                    NET INCOME (LOSS) BEFORE
                                     DISCONTINUED OPERATIONS         (261,651)         (167,314)       1,144,628          (612,004)

Discontinued operations:
   Operations of subsidiary sold 4/1/98                                     0               590         (193,468)           42,504
                                                                -------------     -------------    -------------     -------------

                                    NET INCOME (LOSS) BEFORE
                                                INCOME TAXES         (261,651)         (166,724)         951,160          (569,500)

   INCOME TAX EXPENSE                                                       0                 0              800               800
                                                                -------------     -------------    -------------     -------------

                                           NET INCOME (LOSS)    $    (261,651)    $    (166,724)   $     950,360          (570,300)
                                                                =============     =============    =============     =============

Net income (loss) per weighted average share                    $        (.02)    $        (.01)   $         .07     $        (.04)
                                                                =============     =============    =============     =============

Weighted average number of common shares used
   to compute net income (loss) per weighted
   average share                                                   14,223,929        14,223,929       14,223,929        14,223,929
                                                                =============     =============    =============     =============

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Nine months ended
                                                                                                      September 30,
                                                                                               1998                  1997
                                                                                        ------------------    ------------------
OPERATING ACTIVITIES
     Net income (loss)                                                                  $          950,360    $         (570,300)
     Adjustments to reconcile net income (loss) to cash used
       by operating activities:
         Depreciation and amortization                                                             110,433                65,503
         Net value of subsidiary sold                                                            1,371,521                     0
         Debt cancelled                                                                         (2,169,806)                    0
         Deferred taxes                                                                                  0                 5,000
     Changes in assets and liabilities:
         Accounts receivable                                                                      (433,519)             (142,229)
         Inventories                                                                                80,636                46,492
         Prepaid expenses and other                                                               (106,791)              (16,093)
         Accounts payable and accrued expenses                                                        (450)              164,559
         Deposits                                                                                   37,000                20,000
         Income taxes payable                                                                            0               (32,572)
                                                                                        ------------------    ------------------

                                               NET CASH USED BY OPERATING ACTIVITIES              (160,616)             (459,640)

INVESTING ACTIVITIES
     Loan - other                                                                                   (4,068)               (3,516)
     Loan - related party                                                                                0                30,300
     Purchase of equipment                                                                          (8,348)             (421,244)
     Deposits                                                                                       (2,225)                 (900)
                                                                                        ------------------    ------------------

                                               NET CASH USED BY INVESTING ACTIVITIES               (14,641)             (395,360)

FINANCING ACTIVITIES
     Borrowings - former parent                                                                    170,000               684,975
     Loans                                                                                               0               132,021
     Loans - related party                                                                         100,000                     0
     Sale of common stock                                                                        1,012,500                     0
Cash remaining with former subsidiary                                                             (243,102)                    0
     Principal payments on debt                                                                     (9,951)              (89,845)
                                                                                        ------------------    ------------------

                                                                   NET CASH PROVIDED
                                                             BY FINANCING ACTIVITIES             1,029,447               727,151
                                                                                        ------------------    ------------------

                                                         INCREASE (DECREASE) IN CASH
                                                                AND CASH EQUIVALENTS               854,190              (127,849)

     Cash and cash equivalents at beginning of period                                              387,982               874,858
                                                                                        ------------------    ------------------

                                          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $        1,242,172    $          747,009
                                                                                        ==================    ==================

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                             $            9,824    $            9,681
     Cash paid for income taxes                                                                        800                40,172