Form 10KSB
period 1998-12-31
MW MEDICAL INC
filed 1999-04-06
CIK 1059577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the  transition  period  from  _________  to  ____________

         Commission File No.  001-14297

                                MW Medical, Inc.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                    86-0907471
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)              Identification Number)

6955 E. Caballo Dr.
Paradise Valley, ARIZONA                          85253
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
         100,000,000 shares of common stock

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenues for 1998 were $0.

As of March 26, 1999 there was no market value of the voting stock held by non-affiliates of the registrant as the stock currently has no market price.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                           Outstanding as of March 31, 1999
------------------------------------          --------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                15,873,929 SHARES

                                     PART I

ITEM 1. Business.

Overview
MW Medical, Inc. (the "Company") is in the business of designing and developing microwave technologies for dermatological applications through its wholly owned subsidiary, Microwave Medical Corporation ("MMC"). MMC established an office in Germany in late 1997, called Microwave Medical GmBH ("GmBH"). Testing in Germany was concluded in July 1998. The Company's products are in the development stage. The Company plans to market and sell its microwave technology products upon completion of the development stage.

The Company is a Nevada corporation and was incorporated as a subsidiary of Dynamic Associates, Inc. ("Dynamic") on December 4, 1997. The Company is the owner of two wholly owned subsidiaries:

     (A) Microwave Medical Corporation, a California corporation ("MMC");

     (B) P&H Laboratories, Inc., a California corporation ("P&H").

The Company acquired each of MMC and P&H from Dynamic pursuant to a contribution agreement dated February 26, 1998 between the Company and Dynamic (the "Contribution Agreement"). The Company has issued to Dynamic 14,223,929 common shares of the Company in consideration for the transfer by Dynamic to the Company of:

                  (A)      all of the issued and outstanding shares of P&H;

                  (B) all of the issued and outstanding shares of MMC and shareholders loans to MMC in the amount of $2,169,806; and

                  (C) the agreement of Dynamic to pay to the Company a fee of $200,000. The obligation of Dynamic to pay the sum of $200,000 is evidenced by a promissory note dated February 26, 1998 (the "Promissory Note").

As of March 21, 1999, Dynamic has paid the first $50,000 of the $200,000 of this promissory note.

Dynamic has spun-off all shares of the Company issued pursuant to the Contribution Agreement to the shareholders of Dynamic by a distribution completed on March 11, 1998 (the "Distribution"). Each shareholder of Dynamic received one common share of the Company for each common share of Dynamic held by the shareholder. The shares of the Company distributed by Dynamic constitute all of the issued and outstanding shares of the Company at that point.

As subsidiaries of Dynamic, each of MMC and P&H has been in the microwave technologies business for approximately 2 years. MMC commenced its business as a subsidiary of Dynamic in September, 1995. Dynamic acquired a 50% interest in P&H in January, 1996. Dynamic acquired the remaining 50% of P&H in September, 1997. The Company has sold the microwave technologies business carried on by P&H effective May 6, 1998 in order to concentrate exclusively on the microwave technologies business carried on by MMC.

Narrative Description of Business
Principal Services and Products

The Company carries on the business of designing and developing microwave technologies for dermatological applications through MMC. The Company's products are in the development stage. The Company plans to market and sell its microwave technology products upon completion of the development stage.

MMC is engaged in the development of proprietary technology relating to the use of microwave energy for medical applications. MMC has a patent pending entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal. The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin to protect the epidermis. MMC has used computer modeling and laboratory studies to optimize the system for hair removal. Preclinical studies have shown effectiveness in destroying follicles while maintaining the integrity of the skin surface. MMC's microwave system for hair removal has completed Phase III clinical trials, however, our FDA Consultants after reviewing the results of Phase II and Phase III clinical results have concluded that the Company has sufficient data to submit for FDA approval. Accordingly, our Chief Scientist is working with the FDA Consultants to prepare our 510K submission seeking approval for the indication of hair removal. Trials will continue for spider veins and orbital facial wrinkles and as results are compiled, reviewed and determined to be satisfactory, additional indications will be submitted for expanded use of the microwave technology. In Phase II, the objective of the trials was to perform a dose titration to establish safety and initial indications of efficacy. At total of 21 subjects were tested starting at a low dose in the first group of three subjects and gradually applying an increasing dose in each group of three subjects until the maximum tolerable dose was reached. Effectiveness was evaluated by following hair counts in the treated areas.

MMC's objective is to complete development of a microwave therapy system which incorporates the technology in the patent for the following applications:

          (A)  The removal of unwanted hair for cosmetic purposes
               Unwanted hair is a common dermatological and cosmetic problem. There is an increasing demand for hair removal, which thus far has not been well addressed by current technologies. MMC has been able to demonstrate that microwave technology is a feasible solution for hair removal, and is in the process of completing Phase II clinical trials for safety and effectiveness.

          (B)  The treatment of Telangiectasia, or, spider veins
               Spider veins are thread-like red to purplish veins that stem from a network of small veins just below the surface of the skin. Spider veins develop more predominantly on the legs and faces of women. These are usually caused by the female hormone estrogen. At this time surgery, laser and injection (sclerotherapy) are the predominant treatments for the condition.

          (C)  The treatment of orbital facial wrinkles
               The Company has also identified a significant opportunity in the field of treating orbital facial wrinkles as an alternative to laser therapy and chemical peels. Phase II trials have begun in Los Angeles. In addition, the Company will begin trials for the use of the technology to treat "stretch marks" and this is expected to start before July 1999.

Sale of the Business of P&H

The Company has sold the business of P&H pursuant to an asset purchase and sale agreement dated March 9, 1998 between P&H and Microwave Communication Corporation, a California corporation ("Microwave"), whereby P&H agreed to sell to Microwave all of the assets of the business of P&H as a going concern (the "P&H Sale Agreement"). Microwave is not currently, and, to the Company's knowledge, has never been an affiliate of the Company. The sale of assets by P&H to Microwave was completed on May 6, 1998. The following consideration was received by the Company on closing:

          (A)  cash consideration of $160,534;

          (B) a promissory note issued by MCC/ Ferro Systems, Inc., a subsidiary of Microwave. whereby MCC/Ferro has agreed to pay to P&H the sum of $250,000 on August 1,1998 and the sum of $243,125 on March 31, 1999 (the "MCC/Ferro Promissory Note");

          (C) the agreement of Microwave to provide to MMC 1200 hours of microwave related services for the period to April 1, 1999, subject to a maximum of 100 hours per month for a total cash consideration of $240,000;

          (D) office space for the business of MMC at MCC/Ferro's facility in Simi Valley, California until February 28, 1999.

MCC/Ferro has completed the payment of $250,000 to P&H due August 1, 1998, as required by the MCC/Ferro Promissory Note. MCC has requested new payment terms for their last installment payment of $243,125 due on March 31, 1999. Negotiations are currently underway to extend the repayment terms to monthly payments over 18 months beginning July 1st, 1999. The Company has established an allowance for bad debts in the amount of $60,000.

The obligations of MCC/Ferro under the MCC/Ferro Promissory Note are secured by a general security agreement against the assets of MCC/Ferro and the guarantee of Microwave. The general security agreement is subordinated to bank financing arranged by MCC/Ferro to pay-out P&H's bank financing and pay the amounts under the MCC/Ferro Promissory Note.

ITEM 2. Properties

MW Medical, Inc.

         MW is headquartered in the premises at 6955 E. Caballo Dr., Paradise Valley, Arizona 85253. There is no lease at this location but the Company shares expenses with another corporation at the same location. The Company owns no other property.

         MMC's offices are located at 4496 Runway Street, Simi Valley, CA 93063. The premises occupied by MMC constitute a portion of the premises formerly occupied by P&H, constituting approximately 18,000 square feet at 4496 Runway Street, Simi Valley, California, and now occupied by MCC/Ferro. MCC/Ferro has agreed pursuant to the P&H Sale Agreement to grant to MMC occupancy of the premises at Simi Valley, California until February 28, 1999 without any additional payment or obligation of MMC. MMC has agreed to rent space in Simi Valley on a month to month basis and anticipates using that site for an additional six months.

ITEM 3. Legal Proceedings.

         The Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending.

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company has not had an Annual Shareholders Meeting.

No other matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

The Company has been approved by NASD to trade its shares on the Over The Counter, Bulletin Board (OTC BB) under the symbol MWMD. The Company intends to call the market when it has informed all shareholders of record, has updated its web site and determined that an effective market making system is in place.

As of March 31, 1999 there were 431 record holders of the Company's common stock. The Company issued 14,223,929 shares of stock to the Dynamic shareholders and has issued an additional 2,500,000 common shares pursuant to a private placement offering of its common shares completed pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended. The offering was completed in March, 1999. The Company did not issue any warrants or other securities convertible into common shares in connection with this offering.

None of the holders of the Company's common shares or warrants or options to purchase common shares have any right to require the Company to register its common shares pursuant to the Securities Act of 1933, as amended.

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

         Impact of the Year 2000 Issue
         The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue.

         The consolidated financial statements for 1998 include the accounts of the Company; its wholly owned subsidiaries, MMC and MMC's Germany based subsidiary Microwave Medical GmBH ("GmBH"), which was formed in late 1997, and P & H.

         All significant intercompany balances and transactions have been eliminated in the consolidation.

         The Company has not generated any sales since its inception in 1997. It is currently a development stage company undergoing research and development.

         The Gross Profit for the year ended December 31, 1998 was $0, resulting in an operating loss of $1,221,065 for the year. Since the spin-off from Dynamic, the forgiveness of the debt owed to the former parent, the contribution agreement and other miscellaneous income created a net income before taxes of $1,106,167 versus a loss of $1,126,875 for the previous year.

     RESEARCH AND DEVELOPMENT. Research and development costs shown on the statements of operations relate to costs incurred by Microwave Medical Corp. and MMC GmBH. In 1998, Research and Development was $569,738 compared to $1,057,759 in 1997. In 1998, the majority of the research was in the clinical trials and less on the development of the product.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. The sales, general and administrative expenses increased to $554,979 in 1998 from $0 in 1997. This increase is attributed to higher operating costs with the reduced cost of research and development.

         OTHER INCOME/EXPENSE. The Company reported net interest/expense income, bad debts, miscellaneous income of $2,327,232 for 1998, compared to $6,674 for 1997. This is due primarily to the forgiveness of debt from the former parent company.

         LIQUIDITY AND CAPITAL RESOURCES. Working capital was $969,072 at December 31, 1998 compared to $1,329,692 at December 31, 1997. The decrease is mainly from the sale of the net assets of P&H.

ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         No independent accountant previously engaged as the principal accountant to audit the Company's financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned or was dismissed. The Company has not changed accountants nor has it had any disagreements with any accountants.

                                    PART III

ITEM 9. Directors and Executive Officers of the Registrant.

         The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

Name                   Age              Position
Jan Wallace            42               Chairman, Director
Paul E. Banko          53               President, CEO, Director
Grace Sim              38               Director, Secretary-Treasurer

     Jan Wallace is a Director, Chairman of the Company. Ms. Wallace has been employed by the Company since its inception. She is also on the Board of Directors of Dynamic Associates, Inc. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software, an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms.
Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

     Paul E. Banko has joined the Company as President and Chief Executive Officer effective October 1, 1998. Mr. Banko also replaced Dr. Rainer Marquart as President and Chief Executive Officer of Microwave Medical Corporation effective October 1, 1998. Mr. Banko has been President of International Consulting Group, Inc. since 1985. International Consulting Group, Inc. provides general management and consulting services for start-up companies. Mr. Banko was President of Bausch Lomb Australia, Bausch Lomb United Kingdom, Chairman of Hydron Europe Ltd. (London) and President of Hydron Canada Ltd. from 1975 to 1985 and has had extensive experience with domestic and international operations in the medical and health care fields since 1973.

Grace Sim has been the Director and Secretary/Treasurer of the Company since its inception. Since 1997, Ms. Sim has also been Secretary/Treasurer of Dynamic Associates, Inc., a Company that files with the SEC. Prior to joining Dynamic, Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

ITEM 10. Executive Compensation.

                                             Annual Compensation Table
                                  Annual Compensation                  Long Term Compensation
                                                      Other     Restricted
                                                      Annual      Stock       Options/*    LTIP          All Other
Name           Title      Year    Salary  Bonus    Compensation  Awarded      SARs (#)   payouts ($)   Compensation
----           -----      ----  --------- -----    ------------  -------      --------   -----------   ------------
Jan Wallace  Chairman     1998 $150,000(1)$   0               0        0             0             0              0
               Director
Paul E. Banko  President  1998 $36,000(2) $   0               0        0             0             0
               CEO
Grace Sim  Director       1998 $80,000(3) $   0               0        0             0             0              0
               SecretaryTreasurer

               (1)Includes $86,393 accrued at 12/31/98.
               (2)for October 1, 1998 to December 31, 1998
               (3)Includes $45,569 accrued at 12/31/98.

               On March 25, 1999, the Company granted 400,000 options to Paul E. Banko, 400,000 to Jan Wallace, and 200,000 to Grace Sim. The options allow the holders to purchase common shares of the Company for $1.00 per share. 50% of the options are exercisable immediately and 50% require a one year waiting period. Three other employees were granted a total of 245,000 options with the same terms.

ITEM 11.       Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                                                           Number of Shares
       Class               Name and Address                   to be                 Projected
                          of Beneficial Owner          Beneficially Owned       Percent of Class
Class A Common         Vickie T. Lucky                          2,370,000                14.17%
                       1613 Jimmie Davis Hwy.
                       Suite #1&2
                       Bossier City, LA  71112
Class A Common         Jan Wallace                                800,000(1)              4.78%
                       (Director)
                       6929 East Cheney
                       Paradise Valley, AZ 85253
Class A Common         Paul E. Banko                              400,000(2)              2.39%
                       (President, Director)
                       Carlsbad, CA
Class A Common         Grace Sim                                  250,000(3)              1.49%
                       (Director, Secretary/Treasurer)
                       6955 E. Caballo Dr.
                       Paradise Valley, AZ 85253

                       All officers and directors               1,450,000                 8.67%

                  (1) includes 400,000 options held by Ms. Wallace
                  (2) includes 400,000 options held by Mr. Banko
                  (3) includes 200,000 options held by Ms. Sim

ITEM 12. Certain Relationships and Related Transactions.

         During 1998 $36,000 was paid to the Company's President, and $150,000 was paid or accrued to the Chairman and $80,000 was paid or accrued to the Secretary/Treasurer.

         For 1999, it is projected that the Company's President will receive $12,000 monthly, the Chairman $15,000 monthly, and the Secretary $8,000 monthly.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary date are included:

         F-1   Independent Auditor's Report

         Financial Statements:

         F-2      Consolidated Balance Sheets - December 31, 1998 and 1997

                  F-3 Consolidated Statements of Operations - Years Ended December 31, 1998, 1997, and 1996.

         F-4 Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996.

                  F-5 Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997, and 1996.

         F-6      Notes to Consolidated Financial Statements

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MW Medical, Inc.



Date:  3/31/99                   By:
                                        Paul E. Banko, President, CEO, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:      3/31/99               By:
                                 Paul E. Banko, President, CEO, Director


Date:    3/31/99                 By:
                                 Grace Sim, Secretary/Treasurer
                                        and Director

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
MW Medical, Inc.

We have audited the accompanying consolidated balance sheets of MW Medical, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.

                                                       Smith & Company
                                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 12, 1999

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         December 31,
                                                                                                   1998                1997
                                                                                             -----------------  ------------------
ASSETS
         CURRENT ASSETS
              Cash and cash equivalents                                                      $         890,283  $          387,982
              Accounts receivable (less allowance for doubtful accounts of
                $0 in 1998 and $20,000 in 1997)                                                              0             559,783
              Receivable - former parent                                                               200,000                   0
              Receivable - P&H sale (less allowance for doubtful accounts of
                $60,000) (Note 15)                                                                      21,625                   0
              Other receivables                                                                          2,000              19,824
              Inventories (Note 2)                                                                           0             809,977
              Prepaid expense and other current assets                                                  61,282              17,829
              Deferred tax benefit (Note 8)                                                                  0                   0
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS           1,175,190           1,795,395

         PROPERTY, PLANT, & EQUIPMENT (Note 4)                                                          67,392             693,283

         OTHER ASSETS
              Deposits                                                                                       0              21,705
              Receivable - P&H sale (Note 15)                                                          161,500                   0
              Organization Costs (Note 2)                                                                  400              28,440
                                                                                             -----------------  ------------------
                                                                                                       161,900              50,145
                                                                                             -----------------  ------------------

                                                                                             $       1,404,482  $        2,538,823
                                                                                             =================  ==================

LIABILITIES & EQUITY (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                               $          70,766  $          227,587
              Accrued expenses                                                                           1,038             147,667
              Accrued expenses - related parties (Note 13)                                             132,714                   0
              Current portion of long-term debt (Note 7)                                                     0              90,449
              Income taxes payable (Note 8)                                                              1,600                   0
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES             206,118             465,703

         Payable - former parent (Note 6)                                                                    0           1,999,806
         Long-term debt (Note 7)                                                                             0             329,808
         Deferred income tax (Notes 2 and 8)                                                                 0                   0
                                                                                             -----------------  ------------------
                                                                                                             0           2,329,614
                                                                                             -----------------  ------------------
                                                                         TOTAL LIABILITIES             206,118           2,795,317

         Commitments and contingencies (Note 9)                                                              0                   0

         STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                Authorized - 100,000,000 shares
                Issued and outstanding 15,723,929 shares (14,223,929 in 1997)                           15,724              14,224
              Additional paid-in capital                                                             1,055,997              35,876
              Retained earnings (deficit)                                                              126,643            (306,594)
                                                                                             -----------------  ------------------
                                                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           1,198,364            (256,494)
                                                                                             -----------------  ------------------

                                                                                             $       1,404,482  $        2,538,823
                                                                                             =================  ==================



                                       F-2
See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          Year ended December 31,
                                                                                1998               1997                1996
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $               0  $                0
Cost of sales                                                                            0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT                  0                   0                   0

Selling and General & administrative expenses                                      554,979                   0                   0
Depreciation and amortization                                                       96,348              75,790              15,941
Research and development (Note 2)                                                  569,738           1,057,759             588,915
                                                                         -----------------   -----------------  ------------------
                                                                                 1,221,065           1,133,549             604,856
                                                                         -----------------   -----------------  ------------------

                                                   NET OPERATING (LOSS)         (1,221,065)         (1,133,549)           (604,856)

OTHER INCOME (EXPENSE)
     Interest income                                                                17,425               6,674              10,338
     Debt cancellation - former parent (Note 6)                                  2,169,807                   0                   0
     Bad debts                                                                     (60,000)                  0                   0
     Fee - former parent                                                           200,000                   0                   0
                                                                         -----------------   -----------------  ------------------
                                                                                 2,327,232               6,674              10,338
                                                                         -----------------   -----------------  ------------------

Income (loss) from continuing operations before income taxes                     1,106,167          (1,126,875)           (594,518)
INCOME TAX EXPENSE (Note 8)                                                            800                 800                 800
                                                                         -----------------   -----------------  ------------------

                                               NET INCOME (LOSS) BEFORE
                                                DISCONTINUED OPERATIONS          1,105,367          (1,127,675)           (595,318)

DISCONTINUED OPERATIONS
     Operations of subsidiary sold 4/1/98                                         (194,268)           (124,803)            128,409
     Sale of net assets of subsidiary                                             (477,862)                  0                   0
                                                                         -----------------   -----------------  ------------------
     Loss from discontinued operations                                            (672,130)           (124,803)            128,409
                                                                         -----------------   -----------------  ------------------

                                                      NET INCOME (LOSS)  $         433,237   $      (1,252,478) $         (466,909)
                                                                         =================   =================  ==================

Net income (loss) per weighted average share - continuing operations     $             .08   $            (.08) $             (.04)
Net income (loss) per weighted average share - discontinued operations                (.05)               (.01)                .01
                                                                         -----------------   -----------------  ------------------

                                                                         $             .03   $            (.09) $             (.03)
                                                                         =================   =================  ==================

Weighted average number of common shares used to
     compute net income (loss) per weighted
     average share                                                              14,462,285          14,223,929          14,223,929
                                                                         =================   =================  ==================



                                       F-3
See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                   Common Stock              Additional
                                                                  Par Value $.001              Paid-in          Retained
                                                            Shares           Amount            Capital          Earnings
                                                        -------------   ---------------   ---------------   ---------------
Balances at 12/31/95                                                0   $             0   $             0   $             0
   Issuance of common stock (restricted) at $.1028
     per share for subsidiaries *                          14,223,929            14,224            35,876         1,412,793
Net loss for year                                                                                                  (466,909)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/96                                       14,223,929            14,224            35,876           945,884
Net loss for year                                                                                                (1,252,478)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/97                                       14,223,929            14,224            35,876          (306,594)
Stock sold for cash                                         1,500,000             1,500         1,009,513
Subsidiary adjustment                                                                              10,608
Net income for year                                                                                                 433,237
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/98                                       15,723,929   $        15,724   $     1,055,997   $       126,643
                                                        =============   ===============   ===============   ===============


     * Transaction actually occurred on March 11, 1998, but is reflected earlier under pooling-of-interests method of accounting.



                                       F-4
See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Year ended December 31,
                                                                                1998               1997                1996
                                                                         -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net income (loss)                                                     $         433,237   $      (1,252,478) $         (466,909)
   Adjustments to reconcile net income (loss) to cash
     used by operating activities:
       Depreciation and amortization                                               134,925             139,062              60,897
       Bad debts                                                                    60,000                   0                   0
       Net value of subsidiary's assets sold                                     1,128,419                   0                   0
       Debt cancelled                                                           (2,169,806)                  0                   0
       Book value of assets sold/disposed                                                0              47,405                   0
       Deferred taxes                                                                    0              10,500             (11,500)
   Changes in assets and liabilities:
       Accounts receivable                                                        (433,519)            (34,609)            285,651
       Inventories                                                                  80,636             (92,150)           (129,024)
       Prepaid expenses and other                                                  (46,056)            (18,146)             (9,196)
       Accounts payable and accrued expenses                                       124,436             120,116              21,922
       Deposits                                                                     37,000                   0                   0
       Income taxes payable                                                          1,600             (45,415)            (83,590)
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY OPERATING ACTIVITIES           (649,128)         (1,125,715)           (331,749)

INVESTING ACTIVITIES
   Loan - other                                                                     (3,915)             92,330             (98,120)
   Loan - related party                                                                  0              30,300                   0
   Organization costs                                                                    0             (27,800)                  0
   Purchase of equipment                                                           (13,493)           (618,780)           (150,680)
   Deposits                                                                         (2,225)                922              (1,312)
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY INVESTING ACTIVITIES            (19,633)           (523,028)           (250,112)

FINANCING ACTIVITIES
   Borrowings - former parent                                                      170,000             914,360             548,500
   Cash from subsidiaries                                                                0                   0             986,944
   Principal payments on debt                                                       (9,951)            (99,796)            (78,206)
   Principal payments on capital lease obligation                                        0                   0                (519)
   Loan proceeds                                                                         0             347,303                   0
   Loans - related party                                                           100,000                   0                   0
   Loan repayment - related party                                                 (100,000)                  0                   0
   Sale of common stock                                                          1,011,013                   0                   0
                                                                         -----------------   -----------------  ------------------

                              NET CASH PROVIDED BY FINANCING ACTIVITIES          1,171,062           1,161,867           1,456,719
                                                                         -----------------   -----------------  ------------------

                                                 INCREASE (DECREASE) IN
                                              CASH AND CASH EQUIVALENTS            502,301            (486,876)            874,858

Cash and cash equivalents at beginning of year                                     387,982             874,858                   0
                                                                         -----------------   -----------------  ------------------

                               CASH AND CASH EQUIVALENTS AT END OF YEAR  $         890,283   $         387,982  $          874,858
                                                                         =================   =================  ==================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                $           9,824   $          14,232  $           17,356
   Cash paid for income taxes                                                          800              65,715             167,790


                                       F-5
See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996



NOTE 1:           BUSINESS ACTIVITY
     The Company was incorporated under the laws of the state of Nevada on December 4, 1997. The Company is now engaged in the acquisition of microwave technologies for medical purposes through Microwave Medical Corp. ("MMC"), and prior to April 1, 1998 was engaged in the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through P & H Laboratories ("P & H").

 NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     Principals of Consolidation
     The consolidated financial statements for 1998, 1997, and 1996 include the accounts of the Company; its wholly owned subsidiaries, MMC and MMC's Germany based subsidiary Microwave Medical GmBH ("GmBH"), which was formed in late 1997, and P & H.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     Accounting Methods
     The Company recognizes income and expenses based on the accrual method of accounting.

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1997, inventories were comprised of the following:
                                                     1997
                  Raw materials                  $     344,909
                  Work in progress                     465,068
                                                 -------------
                                                 $     809,977

     Research and Development Costs
     Research and development costs were $569,738 in 1998 and were all incurred by MMC and GmBH ($1,057,759 in 1997 and all incurred by MMC and GmBH, and $588,915 in 1996 and all incurred by MMC).

     Warranty Costs
     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheets.

     Dividend Policy
     The Company has not yet adopted any policy regarding payment of dividends.

     Stock Options
     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its future employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Allowance for Uncollectible Accounts
     The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing specific accounts.

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

 NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Concentration of Credit Risk
     Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in highly rated commercial paper obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

     Property, Plant, and Equipment
     Property, plant, and equipment is recorded at cost and is being depreciated
     over  a  useful  life  of  seventeen   months  to  eight  years  using  the
     straight-line and accelerated methods.

     Cash and Cash Equivalents
     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Organization Costs
     Organization costs of MMC and GmBH are being amortized over sixty months.

     Income Taxes
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance at December 1998 was $0 and at December 31, 1997 was $73,000 and at December 31, 1996 it was $0. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1998, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

     Prior to October 1, 1997, P&H filed separate income tax returns. For the period of October 1, 1997 to December 31, 1997, P&H filed a consolidated tax return with Dynamic Associates, Inc. ("Dynamic"), its parent at that time. MMC filed a consolidated tax return with Dynamic in 1996 and 1997.

     Income (Loss) per Share
     Income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding during each period.

NOTE 3:           CAPITALIZATION
     The Company's authorized stock includes 100,000,000 shares of Class "A" common stock at $.001 par value. March 11, 1998, the Company issued 14,223,929 shares of its restricted common stock to the shareholders of Dynamic Associates, Inc. in exchange for the common stock of MMC and P&H held by those shareholders. The financial statements of MMC and P&H have been presented herein as if the entities had been together for all periods presented. The acquisitions of MMC & P&H have been accounted for as reverse acquisitions. The financial statements are presented on a consolidated basis as if the entities were consolidated for all periods presented.

NOTE 4:           PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                                                    Accumulated               Net Book Value
                                                     Cost          Depreciation           1998              1997
                                                 -------------  ------------------  ---------------  ------------------
                  Machinery & Equipment          $     243,055  $          186,580  $        56,475  $          573,208
                  Furniture & Fixtures                  11,697                 780           10,917              79,278
                  Leasehold Improvements                     0                   0                0              40,797
                                                 -------------  ------------------  ---------------  ------------------
                                                 $     254,752  $          187,360  $        67,392  $          693,283
                                                 =============  ==================  ===============  ==================

     Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1998 amounted to $134,685, ($138,822 in 1997 and $60,657 in 1996).

     Included in machinery and equipment at December 31, 1997 was $59,315 of equipment under a capital lease. The related accumulated depreciation at December 31, 1997 was $51,397.

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 5:           RECLASSIFICATION OF CERTAIN ITEMS
     The operations of P&H for 1997 and 1996 have been reclassified under the caption "Operations of Subsidiary Sold 4/1/98" to conform to the 1998 presentation.

NOTE 6:           PAYABLE - FORMER PARENT
     At December 31, 1997, MMC/GmBH owed $1,999,806 to Dynamic, their former parent. The amounts represent advances from Dynamic, which are non-interest bearing and have no set repayment terms. During the quarter ended March 31, 1998, Dynamic charged the advances to bad debt expense and does not anticipate being repaid. The Company recorded debt cancellation income of $2,169,807 including an additional $170,000 received from Dynamic in 1998.

NOTE 7:           LONG-TERM DEBT

                                                                                1998               1997
                                                                         -----------------   -----------------
                  Notepayable - Bank. Payable in monthly  installments
                      of $3,317 plus interest at prime plus 1% per
                      annum and secured by accounts receivable, other
                      rights to payment, general intangibles, inventory,
                      and equipment of P&H. Debt matures
                      in December, 1999.                                 $               0   $          72,954

                  Notepayable - bank.  Interest payments only until
                      May, 1998 at which time it is converted to 48
                      monthly  installments  of $7,235 plus interest
                      at prime (8.5% at December 31, 1997) plus 1% per
                      annum and secured by assets of P&H. Debt matures
                      in May  2002.  The  agreement  contains  certain
                      financial and restrictive covenants. As of December
                      31, 1997, P&H was not in compliance with certain
                      financial covenants. On March 2, 1998, the bank
                      waived such events of noncompliance as
                      of such date.                                                      0             347,303
                                                                         -----------------   -----------------
                                                                                         0             420,257
                      Less current portion                                               0             (90,449)
                                                                         -----------------   -----------------
                                                                         $               0   $         329,808
                                                                         =================   =================

NOTE 8:           INCOME TAXES
     Components of income tax (benefit) are as follows:

                                                                   1998           1997           1996
                                                              -------------  -------------   -------------
                  Current
                      Federal                                 $           0  $       4,665   $      63,500
                      State                                           1,600          1,600          22,300
                                                              -------------  -------------   -------------
                                                                      1,600          6,265          85,800
                                                              -------------  -------------   -------------
                  Deferred
                      Federal                                             0          7,800          (9,000)
                      State                                               0          2,700          (2,500)
                                                              -------------  -------------   -------------
                                                                          0         10,500         (11,500)
                                                              -------------  -------------   -------------
                  Income tax (benefit)                        $       1,600  $      16,765   $      74,300
                                                              =============  =============   =============

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                                   1998           1997           1996
                                                              -------------  -------------   -------------
                  Income tax computed at federal
                      statutory tax rate                      $     147,573  $    (420,142)  $    (133,487)
                  Tax due to not being able to file
                      Consolidated return and other                       0        435,851         193,069
                  Debt forgiveness not taxable due to
                      Insolvency                                   (147,573)             0               0
                  State taxes (net of federal benefit)                1,600          1,056          14,718
                                                              -------------  -------------   -------------
                                                              $       1,600  $      16,765   $      74,300
                                                              =============  =============   =============

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 8:           INCOME TAXES (continued)
     Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

                                                                   1998           1997           1996
                                                              -------------  -------------   -------------
                  Current deferred tax assets
                      Net operating loss                      $           0  $      11,000   $           0
                      Allowance for doubtful accounts                     0          8,600           9,000
                      Capitalized inventory cost for tax                  0         26,000          21,000
                      Vacation accrual                                    0         22,000          22,000
                      State income tax                                    0          1,000           9,000
                      Other accruals                                      0          4,400           6,000
                      Valuation allowance                                 0        (73,000)              0
                                                              -------------  -------------   -------------
                  Net deferred current tax assets             $           0  $           0   $      67,000
                                                              =============  =============   =============

                  Long-term deferred tax liabilities
                      Difference in fixed assets              $           0  $           0   $      56,500
                                                              =============  =============   =============

     There was a decrease of $73,000 in the valuation allowance for the year ended December 31, 1998.

     There was an increase of $73,000 in the valuation allowance for the year ended December 31, 1997 ($0 change for the year ended December 31, 1996).

     The deferred tax items relate to P&H. No deferred tax asset has been recorded for the Company and MMC due to the fact they currently have no operations to use their loss carryforward.

     At December 31, 1998, the Company has a federal net operating loss carryforward of approximately $234,000 which expires December 31, 2018.

NOTE 9:           COMMITMENTS AND CONTINGENCIES
     The Company is provided with office space and other management services at no charge at the present time.

     The Company has the following commitments:

                  One officer will receive $15,000 per month, one will receive $12,000 and one will receive $8,000 per month.

     Future scheduled payments under these employment related commitments are as follows:

                     Year Ending
                  December 31, 1999                       $              384,000
                  December 31, 2000                                       46,000
                                                          ----------------------
                                                          $              430,000
                                                          ======================

     Rental expense for the year ended December 31, 1998 was $800 ($192,466 in 1997 and $189,088 in 1996) which includes $0 paid by MMC to P&H ($7,298 in 1997 and $7,120 in 1996). The contracts are renewable.

NOTE 10:          FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash and cash equivalents, loans, other receivables, accounts payable, and accrued expenses approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 1997 was:

                  Note at 9.5%                            $               60,375
                  Note at 9.5%                                           230,550
                                                          ----------------------

                                                          $              290,925
                                                          ======================

NOTE 11:          MAJOR CUSTOMERS
     During 1997, P&H had sales to two customers representing 38.5% and 12.6% of total sales. At December 31, 1997, accounts receivable from the two customers was about $274,000. During 1996, P&H had sales to two customers which represented 40.6% and 12.2% of total sales. At December 31, 1996, accounts receivable from the two customers totaled $295,000.

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 12:          INDUSTRY SEGMENTS
     The following narrative is before elimination of certain intercompany items.

     For 1998, the Company had general and administrative expenses of $554,979, depreciation expense of $780, bad debt expense of $60,000 interest income of $17,254, fee income from former parent of $200,000, and loss on the sale of P&H assets of $477,862 for a net loss of $876,367.

     MMC had depreciation and amortization expense of $95,568, research and development expense of $569,738, interest income of $171, debt cancellation of $2,169,807, and income tax expense of $800 for net income of $1,503,872.

     P&H had a loss from discontinued operations of $194,268.

     For 1997, all sales, cost of sales, and selling and general and administrative expenses were incurred by P&H. P&H also had depreciation and amortization expense of $63,272, interest income of $21,692, interest expense of $16,667, other income of $6,675, and income tax expense of $15,965, for a net loss of $124,803.

     MMC had depreciation and amortization expense of $75,790, research and development expense of $1,057,759, interest income of $6,674, and income tax expense of $800, for a net loss of $1,127,675.

     For 1996, all sales, cost of sales, and selling and general and administrative expenses were incurred by P&H. P&H also had depreciation and amortization expense of $44,956, interest income of $19,666, interest expense of $16,988, other income of $8,162, and income tax expense of $73,500, for a net income of $128,409.

     MMC had depreciation and amortization expense of $15,941, research and development expense of $588,915, interest income of $10,338, and income tax expense of $800, for a net loss of $595,318.

     Pre-consolidation net income (loss) is as follows:

                                                     1998            1997           1996
                                                 -------------  -------------   -------------
                  MW Medical                     $    (701,367) $           0   $           0
                  MMC/GmBH                           1,503,872     (1,127,675)       (595,318)
                  P & H                               (194,268)      (124,803)        128,409
                                                 -------------  -------------   -------------

                  Adjusted Net Income (Loss)     $     608,237  $  (1,252,478)  $    (466,909)
                                                 =============  =============   =============

NOTE 13:          RELATED PARTY TRANSACTIONS
     During 1998, a total of $416,000 in management fees was paid or accrued to current or former officers of the Company and its subsidiaries. $266,000 was paid or accrued to three individuals who remain with the Company and $150,000 was paid or accrued to a former officer. At December 31, 1998, $132,714 is due to two officers for management fees and other expenses.

NOTE 14:          GOING CONCERN
     The financial statements are presented on the basis that the Company is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. At December 31, 1998, the Company had a loss from operations for 1998 of $1,221,065.

     Management feels that collection of its receivables and revenue from operations in the third quarter of 1999 will provide sufficient working capital to allow the Company to continue as a going concern.

NOTE 15:          SALE OF P&H OPERATIONS
     Effective April 1, 1998, a management team was brought in to run P&H. This entity then began negotiations to purchase the net assets of P&H from the Company for a total of $653,659 in cash and management services valued at $240,000, of which $410,534 cash has been received. The $243,125 is due as follows:

                    $243,125 on March 31, 1999 - secured by P&H assets

     Interest at 8% also accrues on $493,125 and is due March 31, 1999.

     During March of 1999, the Company agreed to restructure the receivable. Monthly payments of $15,000 including interest of 8% will be due beginning in July of 1999.

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 15:          SALE OF P&H OPERATIONS (continued)

     Future expected principal receipts are as follows:
                  Year ending December 31, 1999                 $      81,625
                  Year ending December 31, 2000                       158,365
                  Year ending December 31, 2001                         3,135
                                                                -------------

                                                                $     243,125

     At December 31, 1998, an allowance for doubtful accounts in the amount of $60,000 has been established.

     If the sale had occurred on December 31, 1997, P&H assets in the amount of $2,274,732 and liabilities in the amount of $720,348 would not be included in the financial statements. The Company would have recorded a receivable in the amount of $653,659 for the sale, prepaid expense of $240,000, and the amount of $660,725 as loss would have been recorded on the statement of operations.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                 UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET


                                                                            December 31,                             Pro Forma
                                                                                1997             P&H Sale            Balances
                                                                         -----------------   -----------------  ------------------
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                                         $         387,982   $        (315,585) $           72,397
       Accounts receivable (less allowance for doubtful
         accounts of $20,000 in 1997)                                              559,783            (559,783)                  0
       Other receivables                                                            19,824             (14,035)              5,789
       Receivable - P&H Sale                                                             0             653,659             653,659
       Prepaid expense - P&H Sale                                                        0             240,000             240,000
       Inventories                                                                 809,977            (809,977)                  0
       Prepaid expense and other current assets                                     17,829             (12,558)              5,271
                                                                         -----------------   -----------------  ------------------
                                                   TOTAL CURRENT ASSETS          1,795,395            (818,279)            977,116

     PROPERTY, PLANT, & EQUIPMENT                                                  693,283            (541,479)            151,804

     OTHER ASSETS
       Deposits                                                                     21,705             (21,315)                390
       Organization Costs                                                           28,440                   0              28,440
                                                                         -----------------   -----------------  ------------------
                                                                                    50,145             (21,315)             28,830
                                                                         -----------------   -----------------  ------------------

                                                                         $       2,538,823   $      (1,381,073) $        1,157,750
                                                                         =================   =================  ==================

LIABILITIES & EQUITY (DEFICIT)
     CURRENT LIABILITIES
       Accounts payable                                                  $         227,587   $        (156,260) $           71,327
       Accrued expenses                                                            147,667            (143,831)              3,836
       Current portion of long-term debt                                            90,449             (90,449)                  0
                                                                         -----------------   -----------------  ------------------
                                              TOTAL CURRENT LIABILITIES            465,703            (390,540)             75,163

     Payable - former parent                                                     1,999,806                   0           1,999,806
     Long-term debt                                                                329,808            (329,808)                  0
                                                                         -----------------   -----------------  ------------------
                                                                                 2,329,614            (329,808)          1,999,806
                                                                         -----------------   -----------------  ------------------
                                                      TOTAL LIABILITIES          2,795,317            (720,348)          2,074,969

STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
         Authorized - 100,000,000 shares
         Issued and outstanding 14,223,929 shares                                   14,224                   0              14,224
       Additional paid-in capital                                                   35,876                   0              35,876
       Retained earnings (deficit)                                                (306,594)           (660,725)           (967,319)
                                                                         -----------------   -----------------  ------------------
                                   TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (256,494)           (660,725)           (917,219)
                                                                         -----------------   -----------------  ------------------

                                                                         $       2,538,823   $      (1,381,073) $        1,157,750
                                                                         =================   =================  ==================


     This pro forma shows what the balance sheet would have looked like had the sale of the net assets of P&H occurred on December 31, 1997.

                        MW MEDICAL, INC. AND SUBSIDIARIES
            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS


                                                                             Year Ended
                                                                            December 31,                             Pro Forma
                                                                                1997             P&H Sale            Balances
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $       3,382,388   $               0  $        3,382,388
Cost of sales                                                                    2,659,882                   0           2,659,882
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT            722,506                   0             722,506

Selling and General & administrative expenses                                      779,772                   0             779,772
Depreciation and amortization                                                      139,062                   0             139,062
Research and development                                                         1,057,759                   0           1,057,759
                                                                         -----------------   -----------------  ------------------
                                                                                 1,976,593                   0           1,976,593
                                                                         -----------------   -----------------  ------------------

                                                   NET OPERATING (LOSS)         (1,254,087)                  0          (1,254,087)

OTHER INCOME (EXPENSE)
     Interest income                                                                28,366                   0              28,366
     Interest expense                                                              (16,667)                  0             (16,667)
     Miscellaneous income                                                            6,675                   0               6,675
                                                                         -----------------   -----------------  ------------------
                                                                                    18,374                   0              18,374
                                                                         -----------------   -----------------  ------------------

                                                NET (LOSS) BEFORE OTHER         (1,235,713)                  0          (1,235,713)

Sale of net assets of P&H                                                                0            (660,725)           (660,725)
                                                                         -----------------   -----------------  ------------------

                                         NET (LOSS) BEFORE INCOME TAXES         (1,235,713)           (660,725)         (1,896,438)

INCOME TAX                                                                          16,765                   0              16,765
                                                                         -----------------   -----------------  ------------------

                                                             NET (LOSS)  $      (1,252,478)  $        (660,725) $       (1,913,203)
                                                                         =================   =================  ==================

Net (loss) per weighted average share                                    $            (.09)  $            (.05) $             (.13)
                                                                         =================   =================  ==================

Weighted average number of common shares used to
     compute net income (loss) per weighted
     average share                                                              14,223,929          14,223,929          14,223,929
                                                                         =================   =================  ==================

On April 1, 1998, the Company sold the net assets of P&H. The actual loss on the transaction was $477,862. This loss differs from the Pro Forma loss due to P&H having activity through the date of sale which reduced the net assets sold.

     This pro forma shows what the statement of operations would have looked like had the sale of the net assets of P&H occurred on December 31, 1997.