Form 10QSB
period 1999-03-31
MW MEDICAL INC
filed 1999-05-24
CIK 1059577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 001-14297

                                MW Medical, Inc.
        (Exact name of Small Business Issuer as specified in its charter)

                        Nevada                               86-0907471
            (State or other jurisdiction of                  (IRS Employer
                    incorporation )                          Identification No.)

         6955 East Caballo Drive
        Paradise Valley, Arizona                             85253
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, including area code:  (602) 483-8700

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of March 31, 1999
------------------------------------        -----------------------------------
$.001 par value Class A Common Stock                15,873,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

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

     The payment was not received on March 31, 1999. The Company has recorded an allowance for doubtful accounts of $60,000 and extended the repayment terms. MCC is to make monthly payments of $15,000 including interest at 8% beginning in July on the principal balance of $243,125.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1999, the Company had $736,407 in cash and cash equivalents. During the quarter, the Company received cash of $101,250 and incurred capital raising costs of $11,250 in connection with the sale of 150,000 shares of the Company's restricted common stock. Loss per share from research operations, general and administrative expenses and depreciation and amortization was $.02.

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

     MMC's microwave system for hair removal has completed Phase III clinical trials and the Company has sufficient data to submit for FDA approval. In April 1999, the Company filed the first in a series of FDA 510(k) submissions for its proprietary microwave technology for minimally invasive cosmetic surgery. The 510(k) will focus on the use of the Company's microwave device for hair removal. It typically takes 90 to 120 days for the FDA to review the application.

RESULTS OF OPERATIONS

     The financial statements for 1999 present the combined activities of the Company and MMC.

     The financial statements for 1998 present the combined activities of the Company, MMC, and P&H for the first quarter.

     During the three months ended March 31, 1999, the management of the Company received $105,000. The President received $36,000, the Chairman received $45,000 and the Secretary received $24,000.

     Net loss for the three months ended March 31, 1999 was $389,566 compared to income of $1,957,091 for the same period in 1998. The Company expects to generate revenue in late 1999.

     General and administrative expenses for the three months ended March 31, 1999 were $254,535 compared to $1,055 for the same period in 1998.

     Research and development expenses were $117,515 for the three months ended March 31, 1999 compared to $192,157 for the same period in 1998.

     Depreciation and amortization expenses for the three months ended March 31, 1999 were $24,672 compared to $25,282 for the same period in 1998.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 1999.
                  Financial Data Schedule

         (b)      Reports on Form 8-K
                  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: May 24, 1999
                                     Grace Sim, Secretary/Treasurer and Director

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 March 31,         December 31,
                                                                                                   1999                1998
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                               $         736,407  $          890,283
     Receivable - former parent                                                                        150,000             200,000
     Receivable - P & H sale                                                                            63,674              21,625
     Other receivables                                                                                   1,800               2,000
     Prepaid expense and other current assets                                                            7,298              61,282
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS             959,179           1,175,190

   PROPERTY, PLANT, & EQUIPMENT                                                                         42,780              67,392

   OTHER ASSETS
     Receivable - P&H sale                                                                             119,451             161,500
     Organization costs                                                                                    340                 400
                                                                                             -----------------  ------------------
                                                                                                       119,791             161,900
                                                                                             -----------------  ------------------

                                                                                             $       1,121,750  $        1,404,482
                                                                                             =================  ==================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                                        $          73,674  $           70,766
     Income taxes payable                                                                                  800               1,600
     Accrued expenses                                                                                    1,490               1,038
     Accrued expenses - related party                                                                  135,738             132,714
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES             211,702             206,118
                                                                                             -----------------  ------------------

                                                                         TOTAL LIABILITIES             211,702             206,118

STOCKHOLDERS' EQUITY
   Common stock $.001 par value:
     Authorized - 100,000,000 shares
     Issued and outstanding 15,873,929 shares (15,723,929 in 1998)                                      15,874              15,724
     Additional paid in capital                                                                      1,157,097           1,055,997
   Retained earnings (deficit)                                                                        (262,923)            126,643
                                                                                             -----------------  ------------------
                                                                TOTAL STOCKHOLDERS' EQUITY             910,048           1,198,364
                                                                                             -----------------  ------------------

                                                                                             $       1,121,750  $        1,404,482
                                                                                             =================  ==================


                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three months ended
                                                                            March 31,
                                                                     1999             1998
                                                                -------------     -------------
General & administrative expenses                               $     254,535     $       1,055
Depreciation and amortization                                          24,672            25,282
Research and development                                              117,515           192,157
                                                                -------------     -------------
                                                                      396,722           218,494
                                                                -------------     -------------

                                        NET OPERATING (LOSS)         (396,722)         (218,494)

OTHER INCOME (EXPENSE)
   Interest income                                                      7,956                47
   Debt cancellation - former parent                                        0         2,169,806
   Fee - former parent                                                      0           200,000
                                                                -------------     -------------
                                                                        7,956         2,369,853

Income (loss) from continuing operations before
   income taxes                                                      (388,766)        2,151,359
Income tax expense                                                        800               800
                                                                -------------     -------------

                                    NET INCOME (LOSS) BEFORE
                                     DISCONTINUED OPERATIONS         (389,566)        2,150,559

Discontinued operations:
   Operations of subsidiary sold 4/1/98                                     0          (193,468)
                                                                -------------     -------------

                                           NET INCOME (LOSS)    $    (389,566)    $   1,957,091
                                                                =============     =============

Net income (loss) per weighted average share                    $        (.02)    $         .14
                                                                =============     =============

Weighted average number of common shares used
   to compute net income (loss) per weighted
   average share                                                   15,788,929        14,223,929
                                                                =============     =============

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                               1999                  1998
                                                                                        ------------------    ------------------
OPERATING ACTIVITIES
     Net income (loss)                                                                  $         (389,566)   $        1,957,091
     Adjustments to reconcile net income (loss) to cash used
       by operating activities:
         Depreciation and amortization                                                              24,672                63,859
         Debt cancelled                                                                                  0            (2,169,806)
     Changes in assets and liabilities:
         Accounts receivable                                                                        50,200              (188,097)
         Inventories                                                                                     0                80,636
         Prepaid expenses and other                                                                 53,984                13,053
         Accounts payable and accrued expenses                                                       6,384               (30,019)
         Income taxes payable                                                                         (800)                    0
                                                                                        ------------------    ------------------

                                               NET CASH USED BY OPERATING ACTIVITIES              (255,126)             (273,283)

INVESTING ACTIVITIES
     Loan - other                                                                                        0                 1,488
     Loan - related party                                                                                0                     0
     Purchase of equipment                                                                               0                (1,796)
     Deposits                                                                                            0                (2,243)
                                                                                        ------------------    ------------------

                                               NET CASH USED BY INVESTING ACTIVITIES                     0                (2,551)

FINANCING ACTIVITIES
     Borrowings - former parent                                                                          0               170,000
     Sale of common stock                                                                          101,250                     0
     Deposits                                                                                            0                37,000
     Principal payments on debt                                                                          0                (9,951)
                                                                                        ------------------    ------------------

                                                                   NET CASH PROVIDED
                                                             BY FINANCING ACTIVITIES               101,250               197,049
                                                                                        ------------------    ------------------

                                                                  (DECREASE) IN CASH
                                                                AND CASH EQUIVALENTS              (153,876)              (78,785)

     Cash and cash equivalents at beginning of period                                              890,283               387,982
                                                                                        ------------------    ------------------

                                          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          736,407    $          309,197
                                                                                        ==================    ==================

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                             $                0    $            9,824
     Cash paid for income taxes                                                                      1,600                   800
