Form 10QSB
period 1999-06-30
MW MEDICAL INC
filed 1999-08-23
CIK 1059577

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of June 30, 1999
------------------------------------        --------------------------------
$.001 par value Class A Common Stock                 16,723,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

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

The Company was originally the owner of two wholly owned subsidiaries:

          (A)  Microwave Medical Corporation, a California corporation ("MMC");

          (B)  P&H Laboratories, Inc., a California corporation ("P&H").

Sale of the Business of P&H and Default on Note Payment by Purchaser
The Company has sold the business of P&H pursuant to an asset purchase and sale agreement dated March 9, 1998 between P&H and Microwave Communication Corporation, a California corporation ("Microwave"), whereby P&H agreed to sell to Microwave all of the assets of the business of P&H as a going concern (the "P&H Sale Agreement"). The sale of assets by P&H to Microwave was completed on May 6, 1998. The following consideration was received by the Company on closing:

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

The payment was not received on March 31, 1999. The Company has recorded an allowance for doubtful accounts of $60,000 and extended the repayment terms. MCC is to make monthly payments of $15,000 including interest at 8% beginning in July on the principal balance of $243,125. MCC is currently in default of its July and August payments.

Recent Activities of Microwave Medical Corporation

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

MMC's microwave system for hair removal has completed Phase III clinical trials and the Company has sufficient data to submit for the U.S. Food and Drug Administration (FDA) approval. In April 1999, the Company filed the first in a series of FDA 510(k) submissions for its proprietary microwave technology for minimally invasive cosmetic surgery. The 510(k) will focus on the use of the Company's microwave device for hair removal.

In May 1999, the Company received IRB approval from Independent Review Consulting, Inc. to conduct Phase II clinical trials for the treatment of spider veins (telangiectasias) in the legs using the Company's microwave delivery system.

Liquidity And Capital Resources

As of June 30, 1999, the Company had $918,002 in cash and cash equivalents. During the six months ended June 30, 1999, the Company received cash of $750,000 and incurred capital raising costs of $75,000 in connection with the sale of 1,000,000 shares of the Company's restricted common stock. Loss per share from research operations, general and administrative expenses and depreciation and amortization was $.05.

Subsequent to June 30, the Company raised $3 million from the sale of 8% convertible debentures due July 31, 2000 to a number of investor/purchasers sold pursuant to an exemption from registration under Rule 506 of Regulation D of the Securities Act of 1933. Under the Purchase Agreement for these convertible debentures, the purchasers obtained warrants for the purchase of 350,000 shares of the Company's common stock at a price of $2.50 per share, and certain registration rights. Certain of the purchasers also agreed to purchase an additional $500,000 of the convertible debentures following registration of the securities. A large number of the purchasers exercised their option to convert their debentures into common stock shortly after purchase.

Results of Operations

The financial statements for 1999 present the combined activities of the Company and MMC.

The financial statements for 1998 present the combined activities of the Company, MMC, and P&H for the first quarter.

Second Quarter 1999 Compared with Second Quarter 1998

During the three months ended June 30, 1999, the management of the Company received $105,000. The President received $36,000, the Chairman of the Board received $45,000 and the Secretary/Treasurer received $24,000. The President resigned on July 9, 1999 and was replaced by the Chairman, who now serves as President, C.E.O., and Chairman of the Board.

Net loss for the three months ended June 30, 1999 was $386,409 compared to a loss of $771,596 for the same period in 1998. The higher loss in 1998 was due to the sale of its subsidiary, P&H. If the Company receives FDA approval on its microwave hair removal process, it expects to generate revenue in late 1999 or early 2000.

General and administrative expenses for the three months ended June 30, 1999 were $222,785 compared to $86,249 for the same period in 1998. In 1998, the Company concentrated in the development of its technology and was able to minimize all administrative cost whereas in 1999, the assembly of its management team and staff increased expenditures.

Research and development expenses were $144,636 for the three months ended June 30, 1999 compared to $159,783 for the same period in 1998. Research and development cost has remained fairly constant.

Depreciation and amortization expenses for the three months ended June 30, 1999 were $24,672 compared to $25,282 for the same period in 1998. Depreciation of its equipment is taken on a straight-line method of between 3 and 5 years.

First Six Months Fiscal 1999 Compared with First Six Months Fiscal 1998

During the six months ended June 30, 1999, the management of the Company received $210,000. The President received $72,000, the Chairman received $90,000 and the Secretary/Treasurer received $48,000.

Net loss for the six months ended June 30, 1999 was $775,975 compared to income of $1,185,495 for the same period in 1998. The income generated in 1998 was due to the cancellation of its $2 million debt from MMC's former parent, Dynamic.

General and administrative expenses for the six months ended June 30, 1999 were $477,320 compared to $87,304 for the same period in 1998. In 1999, the Company has been assembling key executives for growth.

Research and development expenses were $262,151 for the six months ended June 30, 1999 compared to $351,940 for the same period in 1998. R&D costs were higher in 1998 due to the additional testing site of the Company's German subsidiary.

Depreciation and amortization expenses for the six months ended June 30, 1999 were $49,344 compared to $50,564 for the same period in 1998.

Impact of the Year 2000 Issue
The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue. The Company is presently identifying and assessing the year 2000 readiness of its key suppliers that we believe to be significant to the Company's business operations. At this point in time, the Company's one possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits
         99-1 Financial Statements as of June 30, 1999.
         Financial Data Schedule

     (b) Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MW Medical, Inc.

DATED:  August 23, 1999
                                    Grace Sim, Secretary/Treasurer and Director

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                                                 June 30,          December 31,
                                                                                                   1999                1998
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
   CURRENT ASSETS
     Cash and cash equivalents                                                               $         918,002  $          890,283
     Receivable - former parent                                                                        150,000             200,000
     Receivable - P & H sale                                                                           106,570              21,625
     Other receivables                                                                                   4,990               2,000
     Prepaid expense and other current assets                                                           14,258              61,282
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS           1,193,820           1,175,190

   PROPERTY, PLANT, & EQUIPMENT                                                                        918,168              67,392

   OTHER ASSETS
     Receivable - P&H sale                                                                              76,555             161,500
     Organization costs                                                                                    280                 400
                                                                                             -----------------  ------------------
                                                                                                        76,835             161,900
                                                                                             -----------------  ------------------

                                                                                             $       2,188,823  $        1,404,482
                                                                                             =================  ==================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
     Accounts payable                                                                        $         524,180  $           70,766
     Loan payable                                                                                      425,000                   0
     Income taxes payable                                                                                  800               1,600
     Accrued expenses                                                                                    1,449               1,038
     Deposits                                                                                           10,000                   0
     Accrued expenses - related party                                                                  130,005             132,714
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES           1,091,434             206,118
                                                                                             -----------------  ------------------

                                                                         TOTAL LIABILITIES           1,091,434             206,118

STOCKHOLDERS' EQUITY
   Common stock $.001 par value:
     Authorized - 100,000,000 shares
     Issued and outstanding 16,723,929 shares (15,723,929 in 1998)                                      16,724              15,724
     Additional paid in capital                                                                      1,729,997           1,055,997
   Retained earnings (deficit)                                                                        (649,332)            126,643
                                                                                             -----------------  ------------------
                                                                TOTAL STOCKHOLDERS' EQUITY           1,097,389           1,198,364
                                                                                             -----------------  ------------------

                                                                                             $       2,188,823  $        1,404,482
                                                                                             =================  ==================

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                       Three months ended                  Six months ended
                                                                            June 30,                           June 30,
                                                                -------------------------------    -------------------------------
                                                                     1999             1998              1999             1998
                                                                -------------     -------------    -------------     -------------
General & administrative expenses                               $     222,785     $      86,249    $     477,320     $      87,304
Depreciation and amortization                                          24,672            25,282           49,344            50,564
Research and development                                              144,636           159,783          262,151           351,940
                                                                -------------     -------------    -------------     -------------
                                                                      392,093           271,314          788,815           489,808
                                                                -------------     -------------    -------------     -------------

                                        NET OPERATING (LOSS)         (392,093)         (271,314)        (788,815)         (489,808)

OTHER INCOME (EXPENSE)
   Interest income                                                      5,684               580           13,640               627
   Debt cancellation - former parent                                        0                 0                0         2,169,806
   Fee - former parent                                                      0                 0                0           200,000
   Sale of subsidiary                                                       0          (500,862)               0          (500,862)
                                                                -------------     -------------    -------------     -------------
                                                                        5,684          (500,282)          13,640         1,869,571
                                                                -------------     -------------    -------------     -------------

Income (loss) from continuing operations before
   income taxes                                                      (386,409)         (771,596)        (775,175)        1,379,763
Income tax expense                                                          0                 0              800               800
                                                                -------------     -------------    -------------     -------------

                                    NET INCOME (LOSS) BEFORE
                                     DISCONTINUED OPERATIONS         (386,409)         (771,596)        (775,975)        1,378,963

Discontinued operations:
   Operations of subsidiary sold 4/1/98                                     0                 0                0          (193,468)
                                                                -------------     -------------    -------------     -------------

                                           NET INCOME (LOSS)    $    (386,409)    $    (771,596)   $    (775,975)    $   1,185,495
                                                                =============     =============    =============     =============

Net income (loss) per weighted average share                    $        (.02)    $        (.05)   $        (.05)    $         .08
                                                                =============     =============    =============     =============

Weighted average number of common shares used
   to compute net income (loss) per weighted
   average share                                                   16,232,262        14,223,929       16,003,096        14,223,929
                                                                =============     =============    =============     =============


                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                               1999                  1998
                                                                                        ------------------    ------------------
OPERATING ACTIVITIES
     Net income (loss)                                                                  $         (775,975)   $        1,185,495
     Adjustments to reconcile net income (loss) to cash used
       by operating activities:
         Depreciation and amortization                                                              49,344                89,141
         Net value of subsidiary sold                                                                    0             1,398,034
         Debt cancelled                                                                                  0            (2,169,806)
     Changes in assets and liabilities:
         Accounts receivable                                                                        47,010              (683,519)
         Inventories                                                                                     0                80,636
         Prepaid expenses and other                                                                 47,024              (166,791)
         Accounts payable and accrued expenses                                                     451,116                (7,756)
         Deposits                                                                                   10,000                37,000
         Income taxes payable                                                                         (800)                    0
                                                                                        ------------------    ------------------

                                               NET CASH USED BY OPERATING ACTIVITIES              (172,281)             (237,566)

INVESTING ACTIVITIES
     Loan - other                                                                                        0                (6,231)
     Purchase of equipment                                                                        (900,000)               (1,796)
     Deposits                                                                                            0                (2,225)
                                                                                        ------------------    ------------------

                                               NET CASH USED BY INVESTING ACTIVITIES              (900,000)              (10,252)

FINANCING ACTIVITIES
     Borrowings - former parent                                                                          0               170,000
     Loans                                                                                         425,000                     0
     Cash remaining with former subsidiary                                                               0              (243,102)
     Sale of common stock                                                                          675,000                     0
     Principal payments on debt                                                                          0                (9,951)
                                                                                        ------------------    ------------------

                                                                   NET CASH PROVIDED
                                                             BY FINANCING ACTIVITIES             1,100,000               (83,053)
                                                                                        ------------------    ------------------

                                                         INCREASE (DECREASE) IN CASH
                                                                AND CASH EQUIVALENTS                27,719              (330,871)

     Cash and cash equivalents at beginning of period                                              890,283               387,982
                                                                                        ------------------    ------------------

                                          CASH AND CASH EQUIVALENTS AT END OF PERIOD    $          918,002    $           57,111
                                                                                        ==================    ==================

SUPPLEMENTAL INFORMATION
     Cash paid for interest                                                             $            3,963    $            9,824
     Cash paid for income taxes                                                                      1,600                   800
