Form 10QSB
period 1999-09-30
MW MEDICAL INC
filed 1999-11-23
CIK 1059577

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period from 		to

Commission File Number 001-14297

                               MW Medical, Inc.
                               ----------------
  (Exact name of Small Business Issuer as specified in its charter)

Nevada			                  86-0907471
------------------------------	          ------------------
(State or other jurisdiction of		  (IRS Employer
incorporation )			          Identification No.)

6955 East Caballo Drive
Paradise Valley, Arizona		  85253
------------------------                  ------------------
(Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:  (480) 483-8700

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.     [X] Yes	[ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class		         Outstanding as November 1, 1999
      ----------                 -------------------------------
  $.001 par value Class 	      17,925,670 shares
   A Common Stock

                    PART I - FINANCIAL INFORMATION

Item 1.	 Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

	     MW Medical, Inc.

	CONSOLIDATED BALANCE SHEETS


                                      September 30,     December 31,
                                           1999             1998
                                      -----------        -----------
                                      (Unaudited)         (Restated)
                   ASSETS

CURRENT ASSETS
  Cash and cash equivalents          $ 2,032,427        $    890,283
  Restricted cash                        500,000
  Accounts receivable                    139,200                   -
  Receivable - P & H sale, net                 -             183,125
  Inventory                               84,401                   -
  Other receivable                        12,515               2,000
  Prepaid expenses and other current
  Assets                                 911,261              61,282
                                      -----------        -----------
        Total current assets           3,679,804           1,136,690

PROPERTY, PLANT AND EQUIPMENT             10,584              67,392

OTHER ASSETS
  Deferred debt issuance costs            15,542                   -
  Organization costs                         340                 400
                                      -----------        -----------
                                          15,882                 400
                                      -----------        -----------
                                     $ 3,706,270        $  1,204,482
                                      -----------        -----------

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                  $   245,917        $     70,766
   Short-term debt, net
   of discount                           348,080                   -
   Line of Credit                        425,000
   Income taxes payable                      800               1,600
   Accrued expenses                        1,038
   Deposits                               20,000                   -
   Accrued expenses -
   related party                         132,058             132,714
                                      -----------        -----------
         Total current liabilities     1,171,855             206,118

STOCKHOLDERS' EQUITY

 Common stock $.001 par value;
   authorized - 100,000,000
   shares issued and outstanding
   19,110,679 and 15,723,929 in 1999
   and 1998, respectively                 19,111              15,724
 Additional paid-in capital            8,132,999           3,425,803
 Note receivable from former parent     (150,000)           (200,000)
 Accumulated deficit                  (5,467,695)         (2,243,163)
                                      -----------        -----------
                                       2,534,415             998,364
                                      -----------        -----------
        Total stockholders' equity   $ 3,706,270        $  1,204,482
                                      -----------        -----------



The accompanying notes are an integral part of these statements.

            MW Medical, Inc.

    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited)


                             Three months ended       Nine months ended
                                  September 30,           September 30,
                            --------------------     ---------------------
                            1999          1998       1999            1998
                            --------- ----------     ---------   ---------
                                       (Restated)                (Restated)

Revenue                     $ 139,200  $       -     $ 139,200 $          -
Cost of sales                  49,800          -        49,800            -
                            ---------  ---------     ---------  -----------

Gross Profit                   89,400          -        89,400            -

Selling, general and
  administrative expenses     644,178    157,762     1,121,498      241,550
Depreciation and
  amortization                 12,498     21,112        61,842       71,676
Research and development      239,781     88,484       501,932      440,424
                           ----------  ---------     ---------  -----------

     Net operating loss      (807,057)  (267,358)   (1,595,872)    (753,650)

Interest income (expense)  (1,641,500)     5,707    (1,627,860)       6,334
                           ----------   --------    ----------  -----------

     Net loss from
     continuing operations
     before income taxes   (2,448,557)  (261,651)   (3,223,732)    (747,316)
Income tax expense                  -          -           800          800
                           ----------   --------    ----------   ----------
     Net loss before
     discontinued
     operations            (2,448,557)  (261,651)   (3,224,532)    (748,116)

Discontinued operations
  Sale of subsidiary                -          -             -     (477,862)
  Operations of subsidiary
    sold April 1, 1998              -        590             -     (193,468)
                            ---------   --------   -----------     --------
                                    -        590             -      671,330)
                            ---------   --------   -----------     --------

     NET LOSS             $(2,448,557) $(261,061)  $(3,224,532) $(1,419,446)
                          ===========  =========   ===========  ===========

Net loss per weighted
  average share           $     (0.15) $   (0.02)  $     (0.19) $     (0.10)
                          ===========  =========   ===========  ===========

Weighted average number
  of common shares
  used to compute
  net loss per weighted
  average share            16,852,846 14,223,929    16,852,846   14,223,929
                          =========== ==========    ==========   ==========

The accompanying notes are an integral part of these statements.

            MW Medical, Inc.

  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Nine months ended September 30, 1999 (Unaudited)


                                         Note        Retained   Total
                             Additional Receivable   Earnings   Stock-
              Common Stock     Paid-in  from Former(Accumulated holders'
           Shares    Amount    Capital     Parent    Deficit)    Equity
           ---------- -------- ---------- -------- ---------- -----------
BALANCE,
December
31, 1998,
as
previously
stated     15,723,929 $ 15,724 $1,055,997 $     -  $  126,643 $ 1,198,364

Restatement
(Note ___)                      2,369,806 (200,000)(2,369,806)   (200,000)
           ---------- -------- ---------- -------- ---------- -----------
BALANCE,
December
31, 1998,
as
restated   15,723,929 $ 15,724 $3,425,803 (200,000) (2,243,163)   998,364

Issuance of
common stock,
net of
issuance
costs       1,000,000    1,000    685,100        -           -    686,100

Beneficial
Conversion
feature in
debt                -        -  1,000,000        -           -  1,000,000

Convertible
debentures converted
to common
stock,      2,386,750    2,387  2,606,490        -           -  2,608,877

Issuance of
stock warrants
for
services            -        -    163,606        -           -    163,606

Issuance of stock
warrants in
connection
with debt           -        -    252,000        -           -    252,000

Capital contribution
by former
parent              -        -          -   50,000           -     50,000

Net loss            -        -          -        -  (3,224,532)(3,224,532)
           ---------- -------- ---------- -------- ---------- -----------
BALANCE,
September
30, 1999   19,110,679 $ 19,111 $8,132,999 (150,000)$(5,467,695)$2,534,415
           ---------- -------- ---------- -------- ---------- -----------


The accompanying notes are an integral part of these statements.

             MW Medical, Inc.

        CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)
                                      Nine months ended September 30,
                                        -----------     -----------
                                           1999             1998
                                        -----------     -----------
                                                         (Restated)
Cash flows from operating activities

 Net loss                               $(3,224,532)    $(1,419,446)
 Adjustments to reconcile net
 loss to cash used in
 operating activities:
   Depreciation                              61,842          71,676
   Gain/loss on sale of subsidiary                -         477,862
   Amortization of discount on
   convertible debt                       1,208,830               -
   Non-monetary compensation                148,064               -
   Bad debt expense                         183,125               -
   Changes in assets and liabilities
      Increase (decrease) in accounts
      Receivable                           (139,200)          9,606
      Increase (decrease) in inventories    (84,401)         80,636
      Increase  in other receivable         (10,515)         (4,068)
      Increase in prepaid expenses
      and other                            (849,979)        (47,971)
      Increase (decrease) in accounts
      payable and accrued expenses          173,461         (27,456)
      Increase in restricted cash          (500,000)              -
      Increase in deposits                   20,000               -
      Decrease in income taxes payable         (800)        (11,401)
                                         -----------     -----------
           Net cash used in operating
           Activities                    (3,014,105)       (870,562)
                                         -----------     -----------
Cash flows from investing activities
   Proceeds from the disposal of
   Subsidiary                                     -         410,543
   Purchase of equipment                     (4,851)              -
   Proceeds from the disposal of
   fixed assets                                   -          30,259
                                         -----------     -----------
Net cash used in investing activities        (4,851)        440,802
                                         -----------     -----------

The accompanying notes are an integral part of these statements.

             MW Medical, Inc.

        CONSOLIDATED STATEMENTS OF CASH FLOWS continued
               (Unaudited)



                                      Nine months ended September 30,
                                        -----------     -----------
                                           1999             1998
                                        -----------     -----------
                                                         (Restated)

Cash flows from financing activities
  Borrowings - former parent                      -         170,000
  Borrowings - loans payable                      -         101,450
  Capital contribution from former parent    50,000               -
  Proceeds from debenture offering        3,000,000               -
  Proceeds from line of credit              425,000               -
  Sale of common stock                      686,100       1,012,500
                                        -----------     -----------
      Net cash provided by
      financing activities                4,161,100       1,283,950
                                        -----------     -----------
      Increase (decrease) in cash
      and cash equivalents                1,142,144         854,190

Cash and cash equivalents at beginning
of period                                   890,283         387,982
                                        -----------     -----------
Cash and cash equivalents at end of
period                                  $ 2,032,427     $ 1,242,172
                                        -----------     -----------

Supplemental information
  Cash paid for interest                $     9,613     $     9,824
  Cash paid for income taxes            $     1,600     $       800


The accompanying notes are an integral part of these statements.

                  MW Medical, Inc.

           September 30,1999 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the entire fiscal year.

The December 31, 1998 balance sheet was adjusted for the debt cancellation related to its former parent and a receivable due from a former parent. In 1998, the former parent agreed to cancel the Company's payable of $2,169,806 and the Company recognized it in earnings for the year ended December 31, 1998. The Company determined that the debt cancellation from parent was in essence a capital transaction and decreased net income by $2,169,806 and increased additional paid in capital by a
like amount.   Additionally, the Company reduced its net income
and assets by $200,000 related to a receivable from the former parent. The former parent agreed to pay the Company $200,000 to help in the start-up of the Company. The Company determined that this receivable is in essence a capital transaction and decreased net income by $200,000 and reclassified the receivable into stockholders' equity.

Revenue Recognition
-------------------
Revenues are recognized as product is delivered.

Prepaids
--------
Prepaids consist of advance payments made on products and services that are expected to be delivered in future periods.

                  MW Medical, Inc.

             September 30,1999 (Unaudited)


NOTE B - STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

On July 14, 1999, the Company entered into a convertible debenture agreement in which it agreed to sell to certain named investors a total of $3,500,000 worth of 8% Convertible Debentures due July 31, 2000. The first closing of $3,000,000 occurred on July 23, 1999. Three of the investors have agreed to purchase the balance of $500,000 of convertible debentures upon the registration of the common stock as required by a registration rights agreement signed by all of the parties at the same time.

The convertible debentures were convertible upon issuance into registered shares of common stock at 75% of the fair market value of the stock, when converted or $2.75 per share, whichever is lower. The debt matures and the conversion option expires in July 2000. The Substantially all of the debentures were converted shortly after issuance.

In connection with the agreement, the Company granted stock purchase warrants to the investors of the debentures to acquire up to 350,000 shares of common stock at a price of $2.75 per share. At September 30, 1999, no warrants have been exercised. These warrants expire in July 2002.

The Company allocated a portion of the convertible debentures to the embedded beneficial conversion feature in the convertible debentures and stock purchase warrants and charged to paid-in capital. The portion allocated to the beneficial conversion feature was charged to interest expense at the date of issuance. The amount charged to interest expense was $1,000,000.

The Company also granted stock purchase warrants to the underwriters to purchase up to 250,000 shares of common stock at a price of $3.3125 per share. As September 30, 1999, no warrants have been exercised. These warrants expire in July 2002. The Company recorded debt issuance costs of $163,606 of which $148,064 was charged to operations upon conversion of the convertible debt.

                  MW Medical, Inc.

             September 30,1999 (Unaudited)


NOTE C - RECEIVABLES

The following table sets forth information about receivables as of September 30, 1999 and December 31, 1998:



                                 September  December
                                 30, 1999   31, 1998
                                 --------   --------

Receivable - P&H sale
Other                            $243,125   $243,125
                                   12,515      2,000
                                 --------   --------
                                  195,640    245,125
Less: Allowance for bad debt     (243,125)   (60,000)
                                 --------   --------
                                $  12,515   $185,125


NOTE D - NET IN LOSS PER SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company's loss per share does not include any common stock equivalents, as their effect is antidilutive.


NOTE E - EVENTS SUBSEQUENT TO SEPTEMBER 30, 1999

Effective November 2, 1999 the Company filed a registration statement on Form S-1 to register shares of common stock related to the convertible debentures and warrants issued on July 14, 1999 as part of a registration rights agreement.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

MW Medical, Inc. (the "Company") is in the business of designing and developing microwave technologies for dermatological applications through its wholly owned subsidiary, Microwave Medical Corporation ("MMC"). The Company is a Nevada corporation and was incorporated on December 4, 1997.

Default on Note Payment by Purchaser of P&H

The Company sold the business of P&H Laboratories, Inc. ("P&H") to Microwave Communication Corporation ("MCC") on March 9, 1998. Pursuant to the agreement of sale, MCC signed a promissory note payable to P&H in which it was obligated to pay $250,000 to P&H on August 1, 1998 and $243,125 on March 31, 1999. P&H later assigned its rights under this note to the Company.

The payment due on March 31, 1999 has not been received.  The
Company re-negotiated a new payment schedule, but MCC defaulted on this obligation in July. The Company is currently considering its future course of action in collecting this debt.

Recent Activities of Microwave Medical Corporation

The Company's wholly owned subsidiary, MMC, has developed proprietary technology relating to the use of microwave energy for medical applications. MMC has a patent pending entitled, "Method and Apparatus for Treating Subcutaneous Histological Features", which focuses on the application of microwave energy in the treatment of spider veins and for use in hair removal. The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin to protect the epidermis. MMC has used computer modeling and laboratory studies to optimize its system for hair removal.

On October 25, 1999, MMC's microwave system for non-facial hair removal received written approval from the U.S. Department of Health and Human Services, Food and Drug Administration (FDA) to begin marketing. The device has been classified into Class II (Special Controls). The Company may, therefore, market this device subject to the general controls provisions of the Act, including requirements for annual registration, listing of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration, and the additional controls mandated by the Class II classification.

In May 1999, the Company received Investigational Review Board approval from Independent Review Consulting, Inc. to conduct Phase II clinical trials for the treatment of spider veins (telangiectasias) in the legs using the Company's microwave delivery system. Since this phase of the clinical trial is nearing completion, the Company is preparing an IRB submission for the next Phase of testing. With sufficient data, the Company expects to proceed with an FDA submission for this application.

On July 14, 1999, the Company entered into a Convertible Debenture and Warrant Purchase Agreement in which it agreed to sell to certain named investors a total of $3,500,000 worth of 8% Convertible Debentures due July 31, 2000. The first closing of $3,000,000 occurred on July 23, 1999. Under this Purchase Agreement, the purchasers also obtained warrants for the purchase of 350,000 shares of the Company's common stock at a price of $2.75 per share, along with certain registration rights. Shortly after the completion of the first sale, investors converted 87% of their debentures into the Company's common stock. The shares issued pursuant to this agreement were registered with the Securities and Exchange Commission, effective November 3, 1999. Thereafter, the investors converted their remaining debentures into common stock.

The Company is currently increasing internal and external capacity for its components to reach higher production levels in order to meet anticipated demand for its Microwave Delivery System (MDS) in the fourth quarter of 1999. Additional orders for critical components and materials have been placed to secure the Company's ability to meet anticipated demand in the first quarter, 2000.

The Company is currently implementing a marketing plan to increase awareness of its MDS hair removal product among medical specialties in the US and around the world. Sales distribution agreements are in-place to help create this awareness.

Financial condition

ASSETS
------
Total assets of the Company increased from $1,204,482 on December 31, 1998 to $3,706,270, an increase of $2,501,788 or 207%. The net change resulted primarily from increased cash and cash equivalents, accounts receivable, inventory and prepaid expenses. $1,142,144 or 128% of the increase was from cash and cash equivalents resulting from the sale of $3,000,000 in convertible debentures in July. The Company's accounts receivable balance was higher due to the sale of two MMC-300 systems in the third quarter. Inventory was higher due to the initiation of commercial production of MMC-300 systems. Prepaid expenses increased $849,979 or 1387% primarily from advance payments made toward the production of future MMC-300 systems.

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
All of the Company's asset growth during the nine months ended September 30, 1999 was funded by increased stockholders' equity and short-term borrowings. Stockholders' equity was $2,534,415 as of September 30, 1999 compared to $998,364 as of December 31, 1998. The net increase in stockholders' equity resulted from the sale of $4,760,583 worth of common stock less the $3,224,532 loss from operations for the nine month period ended September 30, 1999.

Common stock and additional paid in capital increased to $8,002,110 as of September 30, 1999 up from $3,241,527 as of December 31, 1998. This was due primarily to the sale and conversion of debentures into shares of common stock. In July 1999, the Company sold convertible debentures for $3,000,000 to a number of investors. The debentures were convertible at the option of the debt holder based on 75% of the fair market value of the Company's common stock when converted (as defined in the Debenture Agreement) or $2.75 per share, whichever is less. Shortly after issuance, 87% of the debentures were converted into shares of common stock of the Company.

Other short-term borrowings increased to $773,080 as of September
30, 1999 from $0 as of December 31, 1998. The increase was attributable to the Company's borrowing against a line of credit and the issuance of the convertible debentures.

PRIOR PERIOD ADJUSTMENTS
------------------------
In 1998, the Company's former parent, Dynamic Associates, Inc., as part of its spin-off of MW, agreed to cancel MMC's debt of
$2,169,806.  MW recognized this discharge of indebtedness as
earnings for the year ended December 31, 1998.   After careful
review, the Company changed this entry on its books to a capital transaction, and thus decrease net income by $2,169,806 and increased additional paid in capital by a like amount.

Additionally, as part of the spin off, Dynamic agreed to pay the Company $200,000 to help in its start-up. MW originally entered
this item as a receivable on its books.   After careful review, the
Company changed this entry to a capital transaction, thereby decreasing net income by $200,000 and reclassifying the receivable into stockholders' equity.

Results of Operations

Revenues increased to $139,200 or 100% for the quarter and nine months ended September 30, 1999 from $0 for the quarter ended and
nine months ended September 30, 1998.   The increase for the quarter
and nine months ended were the result of the sale of two MMC-300 machines. Furthermore, the gross profit and cost of sales increases of $89,000 and $49,800, respectively, were directly related to the sale of these same two machines.

Selling, general and administrative expenses increased $486,416 or 308% to $644,178 for the quarter ended September 30, 1999, up from $157,762 for the quarter ended September 30, 1998. Selling, general and administrative increased $879,948 or 364% to $1,121,498 for the nine months ended September 30, 1999, up from $241,550 for the nine months ended September 30, 1998. The increases for the quarter and nine months ended September 30, 1999 were primarily due to the Company ramping up for production and expansion. Selling, general and administrative expenses were higher primarily from increases in salaries and marketing for the quarter and nine months ended September 30, 1999.

Research and development expenses for the quarter ended September 30, 1999 were $239,781 compared to $88,484 for the quarter ended September 30, 1998, an increase of $151,297 or 171%. Research and development expenses for the nine months ended September 30, 1999 were $501,932 compared to 440,424 for the nine months ended September 30, 1998, an increase of $61,508. The increases for the quarter and nine months ended September 30, 1999 were the result of greater investment in the development of the Company's products.

Net interest expense was $1,641,500 for the quarter ended September 30, 1999 compared to $5,707 for the quarter ended September 30,
1998.   Net interest expense was $1,627,860 for the nine months
ended September 30, 1999 compared to $6,334 for the nine months ended September 30, 1998. The increases in interest expense for the quarter and nine months ended September 30, 1999 resulted primarily from a discount related to the convertible debentures. The discount was comprised of a beneficial conversion feature, detachable warrants and debt issuance costs incurred in connection with the debentures.

Net loss increased to $2,448,557 for the quarter ended September 30, 1999 compared to $260,471 for the quarter ended September 30, 1998. Net loss increased to $3,224,532 for the nine months ended September 30, 1999 compared to $2,090,766 for the nine months ended September
30, 1998.   The increases were primarily related to the development
of the Company's infrastructure incurred while ramping up for production of its product.

Liquidity and Capital Resources

The Company used cash of $3,014,045 from its operating activities during the nine months ended September 30, 1999 and $870,567 from its operating activities during the nine months ended September 30, 1998. This change resulted primarily from variations in net loss, accounts receivable, inventories, prepaid expenses and other assets, accounts payable, and accrued liabilities.

The Company had a net outflow of cash from its investing activities for the nine months ended September 30, 1999 due to the purchase of property and equipment, investment in certificates of deposit and other deposits.

The Company had a net inflow from its financing activities for the nine months ended September 30, 1999 primarily due to its issuance of convertible debentures and other short-term borrowings.

The Company has been primarily involved in organization and product development. Since, however, the Company has recently begun the production of its product, it will require additional financing in the future for working capital and expansion.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many computer programs used only the last two digits to refer to a year. Therefore, these computer programs could not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the potential problem. The Company is presently identifying and assessing the year 2000 readiness of its key suppliers that it believes to be significant to the Company's business operations. At this point in time, the Company's one possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. This could result in delays in delivering product to customers or even a loss in sales.

                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
Financial Data Schedule

(b)	Reports on Form 8-K
None.

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: 	November 22, 1999

                              MW Medical, Inc.


                              \s\ Grace Sim
	                      ______________________________________
                              Grace Sim, Secretary/Treasurer and
                              Director