Form 10QSB/A
period 1999-09-30
MW MEDICAL INC
filed 1999-12-15
CIK 1059577

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549


                              FORM 10-QSB
                                Amended

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

The Company also granted stock purchase warrants to the underwriters to purchase up to 250,000 shares of common stock at a price of $3.3125 per share. As of September 30, 1999, no warrants have been exercised. These warrants expire in July 2002. The Company recorded debt issuance costs of $163,606 of which $148,064 was charged to operations upon conversion of the convertible debt.

                  MW Medical, Inc.

             September 30,1999 (Unaudited)


NOTE C - RECEIVABLES

The following table sets forth information about receivables as of September 30, 1999 and December 31, 1998:



                                 September  December
                                 30, 1999   31, 1998
                                 --------   --------

Receivable - P&H sale
Other                            $243,125   $243,125
                                   12,515      2,000
                                 --------   --------
                                  255,640    245,125
Less: Allowance for bad debt     (243,125)   (60,000)
                                 --------   --------
                                $  12,515   $185,125


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