Form 10KSB/A
period 1998-12-31
MW MEDICAL INC
filed 1999-12-27
CIK 1059577

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                         Outstanding as of March 31, 1999
------------------------------------       -------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                15,873,929 SHARES

PART I

The information provided in this amended 10-KSB reflects facts as they existed at the time of the original filing and has not been updated. For more current information regarding the business of the Company, readers are referred to the Form S-1 and the Form 10-QSBs filed with the Securities and Exchange Commission in 1999.

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

         (A)      all of the issued and outstanding shares of P&H

         (B)      all  of  the  issued  and   outstanding   shares  of  MMC  and
                  shareholders loans to MMC in the amount of $2,169,806; and

         (C) the agreement of Dynamic to pay to the Company fee of $200,000. The obligation of Dynamic to pay the sum of $200,000 is evidenced by a promissory note dated February 26, 1998 (the "Promissory Note").

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

MMC's objective is to complete development of a microwave therapy system which incorporates the technology in the patent for the following applications:

         (A)      The removal of unwanted hair for cosmetic purposes

                  Unwanted hair is a common dermatological and cosmetic problem. There is an increasing demand for hair removal, which thus far has not been well addressed by current technologies. MMC has been able to demonstrate that microwave technology is a feasible solution for hair removal, and is in the proces of completing Phase II clinical trials for safety and effectiveness.

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

         (D) office space for the business of MMC at MCC/Fer 's facility in Simi Valley, California until February 28, 1999.

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

         The Gross Profit for the year ended December 31, 1998 was $0, resulting in an operating loss of $1,221,065 for the year. The net loss for 1998 was $1,936,570 compared with a loss of $1,252,478 in 1997. Most of the increase in the loss relates to discontinued operations.

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

         OTHER INCOME/EXPENSE. The Company reported net interest/expense income, and bad debt expense of $42,575 for 1998, compared to income of $6,674 for 1997. The change is due primarily to the bad debts related to the sale of the P & H assets.

         LIQUIDITY AND CAPITAL RESOURCES. Working capital was $969,072 at December 31, 1998 compared to $1,329,692 at December 31, 1997. The decrease is mainly from the sale of the net assets of P&H.

ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants o Accounting and Financial Disclosure.

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

ITEM 10. Executive Compensation.

                                             Annual Compensation Table
                                  Annual Compensation                  Long Term Compensation
                                                       Other          Restricted
                                                       Annual        Stock    Options/*     LTIP        All Other
Name           Title      Year    Salary    Bonus    Compensation    Awarded    SARs (#)   payouts ($)   Compensation
----           -----      ----  ---------   -----    ------------    -------    --------   -----------   ------------
Jan Wallace    Chairman   1998  $150,000(1) $   0               0          0           0             0              0
               Director
Paul E. Banko  President  1998  $36,000(2)  $   0               0          0           0             0
               CEO
Grace Sim      Director   1998  $80,000(3)  $   0               0          0           0             0              0
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

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:


                                                     Number of Shares
       Class               Name and Address                   to be                   Projected
                         of Beneficial Owner         Beneficially Owned           Percent of Class
-----------------      --------------------------   -----------------------      ------------------
Class A Common         Vickie T. Lucky                            2,370,000                14.17%
                       1613 Jimmie Davis Hwy.
                       Suite #1&2
                       Bossier City, LA  71112
Class A Common         Jan Wallace                                  800,000(1)              4.78%
                       (Director)
                       6929 East Cheney
                       Paradise Valley, AZ 85253
Class A Common         Paul E. Banko                                400,000(2)              2.39%
                       (President, Director)
                       Carlsbad, CA
Class A Common         Grace Sim                                    250,000(3)              1.49%
                       (Director, Secretary/Treasurer)
                       6955 E. Caballo Dr.
                       Paradise Valley, AZ 85253

                       All officers and directors                 1,450,000                 8.67%

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

                                        MW Medical, Inc.



Date:    December 24, 1999              By:
                                        Jan Wallace, President, CEO, Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:    December 24, 1999               By:
                                         Jan Wallace, President, CEO, Director


Date:    December 24, 1999               By:
                                         Grace Sim, Secretary/Treasurer
                                                and Director

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

As discussed in Note 16, certain errors resulting in overstatement of previously reported income as of December 31, 1998, were discovered by management of the Company during the current year. Accordingly, the 1998 financial statements have been restated to correct the errors.


                                                   Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 12, 1999,
except Note 16, which is dated November 19, 1999


         10 West 100 South, Suite 700 o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297 o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
          Members: American Institute of Certified Public Accountants o
                Utah Association of Certified Public Accountants

                        MW MEDICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                         December 31,
                                                                                                   1998                1997
                                                                                             -----------------  ------------------
ASSETS
         CURRENT ASSETS
              Cash and cash equivalents                                                      $         890,283  $          387,982
              Accounts receivable (less allowance for doubtful accounts of
                $0 in 1998 and $20,000 in 1997)                                                              0             559,783
              Receivable - P&H sale (less allowance for doubtful accounts of
                $60,000) (Note 15)                                                                      21,625                   0
              Other receivables                                                                          2,000              19,824
              Inventories (Note 2)                                                                           0             809,977
              Prepaid expense and other current assets                                                  61,282              17,829
              Deferred tax benefit (Note 8)                                                                  0                   0
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS             975,190           1,795,395


         PROPERTY, PLANT, & EQUIPMENT (Note 4)                                                          67,392             693,283

         OTHER ASSETS
              Deposits                                                                                       0              21,705
              Receivable - P&H sale (Note 15)                                                          161,500                   0
              Organization Costs (Note 2)                                                                  400              28,440
                                                                                             -----------------  ------------------
                                                                                                       161,900              50,145
                                                                                             -----------------  ------------------

                                                                                             $       1,204,482  $        2,538,823
                                                                                             =================  ==================

LIABILITIES & EQUITY (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                               $          70,766  $          227,587
              Accrued expenses                                                                           1,038             147,667
              Accrued expenses - related parties (Note 13)                                             132,714                   0
              Current portion of long-term debt (Note 7)                                                     0              90,449
              Income taxes payable (Note 8)                                                              1,600                   0
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES             206,118             465,703

         Payable - former parent (Note 6)                                                                    0           1,999,806
         Long-term debt (Note 7)                                                                             0             329,808
         Deferred income tax (Notes 2 and 8)                                                                 0                   0
                                                                                             -----------------  ------------------
                                                                                                             0           2,329,614
                                                                                             -----------------  ------------------
                                                                         TOTAL LIABILITIES             206,118           2,795,317

         Commitments and contingencies (Note 9)                                                              0                   0

         STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                Authorized - 100,000,000 shares
                Issued and outstanding 15,723,929 shares (14,223,929 in 1997)                           15,724              14,224
              Additional paid-in capital                                                             3,425,804              35,876
              Note receivable - former parent (Note 16)                                               (200,000)                  0
              Retained earnings (deficit)                                                           (2,243,164)           (306,594)
                                                                                             -----------------  ------------------
                                                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             998,364            (256,494)
                                                                                             -----------------  ------------------

                                                                                             $       1,204,482  $        2,538,823
                                                                                             =================  ==================



See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                          Year ended December 31,
                                                                                1998               1997                1996
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $               0   $               0  $                0
Cost of sales                                                                            0                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT                  0                   0                   0

Selling and General & administrative expenses                                      554,979                   0                   0
Depreciation and amortization                                                       96,348              75,790              15,941
Research and development (Note 2)                                                  569,738           1,057,759             588,915
                                                                         -----------------   -----------------  ------------------
                                                                                 1,221,065           1,133,549             604,856
                                                                         -----------------   -----------------  ------------------

                                                   NET OPERATING (LOSS)         (1,221,065)         (1,133,549)           (604,856)

OTHER INCOME (EXPENSE)
     Interest income                                                                17,425               6,674              10,338
     Bad debts                                                                     (60,000)                  0                   0
                                                                         -----------------   -----------------  ------------------
                                                                                   (42,575)              6,674              10,338
                                                                         -----------------   -----------------  ------------------

Loss from continuing operations before income taxes                             (1,263,640)         (1,126,875)           (594,518)
INCOME TAX EXPENSE (Note 8)                                                            800                 800                 800
                                                                         -----------------   -----------------  ------------------

                                                      NET (LOSS) BEFORE
                                                DISCONTINUED OPERATIONS         (1,264,440)         (1,127,675)           (595,318)

DISCONTINUED OPERATIONS
     Operations of subsidiary sold 4/1/98                                         (194,268)           (124,803)            128,409
     Sale of net assets of subsidiary                                             (477,862)                  0                   0
                                                                         -----------------   -----------------  ------------------
     Loss from discontinued operations                                            (672,130)           (124,803)            128,409
                                                                         -----------------   -----------------  ------------------

                                                             NET (LOSS)  $      (1,936,570)  $      (1,252,478) $         (466,909)
                                                                         =================   =================  ==================

Net loss per weighted average share - continuing operations              $            (.08)  $            (.08) $             (.04)
Net loss per weighted average share - discontinued operations                         (.05)               (.01)                .01
                                                                         -----------------   -----------------  ------------------


                                                                         $            (.13)  $            (.09) $             (.03)
                                                                         =================   =================  ==================

Weighted average number of common shares used to
     compute net loss per weighted average share                                14,462,285          14,223,929          14,223,929
                                                                         =================   =================  ==================



See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                                   Common Stock              Additional
                                                                  Par Value $.001              Paid-in          Retained
                                                            Shares           Amount            Capital          Earnings
                                                        -------------   ---------------   ---------------   ---------------
Balances at 12/31/95                                                0   $             0   $             0   $             0
   Issuance of common stock (restricted) at $.1028
     per share for subsidiaries *                          14,223,929            14,224            35,876         1,412,793
Net loss for year                                                                                                  (466,909)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/96                                       14,223,929            14,224            35,876           945,884
Net loss for year                                                                                                (1,252,478)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/97                                       14,223,929            14,224            35,876          (306,594)
Capital contribution - Notes  6 and 16                                                          2,369,807
Stock sold for cash                                         1,500,000             1,500         1,009,513
Subsidiary adjustment                                                                              10,608
Net loss for year                                                                                                (1,936,570)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/98                                       15,723,929   $        15,724   $     3,425,804   $    (2,243,164)
                                                        =============   ===============   ===============   ===============


       * Transaction actually occurred on March 11, 1998, but is reflected earlier under pooling-of-interests method of accounting.



See Notes to Financial Statements.

                        MW MEDICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                          Year ended December 31,
                                                                                1998               1997                1996
                                                                         -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net loss                                                              $      (1,936,570)  $      (1,252,478) $         (466,909)
   Adjustments to reconcile net loss to cash
     used by operating activities:
       Depreciation and amortization                                               134,925             139,062              60,897
       Bad debts                                                                    60,000                   0                   0
       Net value of subsidiary's assets sold                                     1,128,419                   0                   0
       Book value of assets sold/disposed                                                0              47,405                   0
       Deferred taxes                                                                    0              10,500             (11,500)
   Changes in assets and liabilities:
       Accounts receivable                                                        (233,519)            (34,609)            285,651
       Inventories                                                                  80,636             (92,150)           (129,024)
       Prepaid expenses and other                                                  (46,055)            (18,146)             (9,196)
       Accounts payable and accrued expenses                                       124,436             120,116              21,922
       Deposits                                                                     37,000                   0                   0
       Income taxes payable                                                          1,600             (45,415)            (83,590)
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY OPERATING ACTIVITIES           (649,128)         (1,125,715)           (331,749)

INVESTING ACTIVITIES
   Loan - other                                                                     (3,915)             92,330             (98,120)
   Loan - related party                                                                  0              30,300                   0
   Organization costs                                                                    0             (27,800)                  0
   Purchase of equipment                                                           (13,493)           (618,780)           (150,680)
   Deposits                                                                         (2,225)                922              (1,312)
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY INVESTING ACTIVITIES            (19,633)           (523,028)           (250,112)

FINANCING ACTIVITIES
   Borrowings - former parent                                                      170,000             914,360             548,500
   Cash from subsidiaries                                                                0                   0             986,944
   Principal payments on debt                                                       (9,951)            (99,796)            (78,206)
   Principal payments on capital lease obligation                                        0                   0                (519)
   Loan proceeds                                                                         0             347,303                   0
   Loans - related party                                                           100,000                   0                   0
   Loan repayment - related party                                                 (100,000)                  0                   0
   Sale of common stock                                                          1,011,013                   0                   0
                                                                         -----------------   -----------------  ------------------

                              NET CASH PROVIDED BY FINANCING ACTIVITIES          1,171,062           1,161,867           1,456,719
                                                                         -----------------   -----------------  ------------------

                                                 INCREASE (DECREASE) IN
                                              CASH AND CASH EQUIVALENTS            502,301            (486,876)            874,858

Cash and cash equivalents at beginning of year                                     387,982             874,858                   0
                                                                         -----------------   -----------------  ------------------

                               CASH AND CASH EQUIVALENTS AT END OF YEAR  $         890,283   $         387,982  $          874,858
                                                                         =================   =================  ==================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                $           9,824   $          14,232  $           17,356
   Cash paid for income taxes                                                          800              65,715             167,790


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

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1997, inventories were comprised of the following:
                                                     1997
                                                 -------------
                  Raw materials                  $     344,909
                  Work in progress                     465,068
                                                 -------------
                                                 $     809,977
                                                 =============

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

     Income Taxes
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance at December 1998 was $658,000 and at December 31, 1997 was $73,000 and at December 31, 1996 it was $0. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1998, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

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

NOTE 3:           CAPITALIZATION
     The Company's authorized stock includes 100,000,000 shares of Class "A" common stock at $.001 par value. February 26, 1998, the Company issued 14,223,929 shares of its restricted common stock to Dynamic in exchange for the common stock of MMC and P&H held by Dynamic. The financial statements of MMC and P&H have been presented herein as if the entities had been together for all periods presented. The acquisitions of MMC & P&H have been accounted for as reverse acquisitions. The financial statements are presented on a consolidated basis as if the entities were consolidated for all periods presented.

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

NOTE 6:           PAYABLE - FORMER PARENT
     At December 31, 1997, MMC/GmBH owed $1,999,806 to Dynamic, their former parent. The amounts represented advances from Dynamic, which were non-interest bearing and had no set repayment terms. During the quarter ended March 31, 1998, Dynamic accepted 14,223,929 shares of common stock of the Company in exchange for $2,169,807 of advances.

NOTE 7:           LONG-TERM DEBT

                                                                                1998               1997
                                                                         -----------------   -----------------
                 Note payable - Bank. Payable in monthly  installments
                      of $3,317 plus  interest  at prime plus 1% per
                      annum and secured by accounts  receivable, other
                      rights to payment, general intangibles, inventory,
                      and equipment of P&H. Debt matures in December,
                      1999.                                              $               0   $          72,954

                 Note payable - bank.  Interest payments only until May,
                      1998 at which time it is converted to 48 monthly
                      installments  of $7,235 plus interest at prime
                      (8.5% at December 31, 1997) plus 1% per annum and
                      secured by assets of P&H. Debt matures in May 2002.
                      The agreement contains certain financial and
                      restrictive  covenants.  As of December 31, 1997,
                      P&H was not in  compliance  with certain  financial
                      covenants.  On March 2, 1998,  the bank waived such
                      events of noncompliance as of such date.                           0             347,303
                                                                         -----------------   -----------------
                                                                                         0             420,257
                      Less current portion                                               0             (90,449)
                                                                         -----------------   -----------------
                                                                         $               0   $         329,808
                                                                         =================   =================

NOTE 8:           INCOME TAXES
     Components of income tax (benefit) are as follows:

                                                                   1998           1997           1996
                                                              -------------  -------------   -------------
                  Current
                      Federal                                 $           0  $       4,665   $      63,500
                      State                                           1,600          1,600          22,300
                                                              -------------  -------------   -------------
                                                                      1,600          6,265          85,800
                                                              -------------  -------------   -------------
                  Deferred
                      Federal                                             0          7,800          (9,000)
                      State                                               0          2,700          (2,500)
                                                              -------------  -------------   -------------
                                                                          0         10,500         (11,500)
                                                              -------------  -------------   -------------
                  Income tax (benefit)                        $       1,600  $      16,765   $      74,300
                                                              =============  =============   =============

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                       1998           1997           1996
                                                  -------------  -------------   -------------
      Income tax computed at federal
          statutory tax rate                      $    (658,000) $    (420,142)  $    (133,487)
      Tax due to not being able to file
          Consolidated return and other                       0        435,851         193,069
      Valuation allowance                               658,000              0               0
      State taxes (net of federal benefit)                1,600          1,056          14,718
                                                  -------------  -------------   -------------
                                                  $       1,600  $      16,765   $      74,300
                                                  =============  =============   =============

                                       F-8

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 8:           INCOME TAXES (continued)
     Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

                                                                   1998           1997           1996
                                                              -------------  -------------   -------------
                  Current deferred tax assets
                      Net operating loss                      $     458,000  $      11,000   $           0
                      Allowance for doubtful accounts                     0          8,600           9,000
                      Capitalized inventory cost for tax                  0         26,000          21,000
                      Vacation accrual                                    0         22,000          22,000
                      State income tax                                    0          1,000           9,000
                      Other accruals                                      0          4,400           6,000
                      Valuation allowance                          (458,000)       (73,000)              0
                                                              -------------  -------------   -------------
                  Net deferred current tax assets             $           0  $           0   $      67,000
                                                              =============  =============   =============
                  Long-term deferred tax liabilities
                      Difference in fixed assets              $           0  $           0   $      56,500
                                                              =============  =============   =============

     There was an increase of $385,000 in the valuation allowance for the year ended December 31, 1998.

     There was an increase of $73,000 in the valuation allowance for the year ended December 31, 1997 ($0 change for the year ended December 31, 1996).

     The deferred tax items relate to P&H. No deferred tax asset has been recorded for the Company and MMC due to the fact they currently have no operations to use their loss carryforward.

     At December 31, 1998, the Company has a federal net operating loss carryforward of approximately $885,000 which expires December 31, 2018.

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

     For 1998, the Company had general and administrative expenses of $554,979, depreciation expense of $780, bad debt expense of $60,000 interest income of $17,254, and loss on the sale of P&H assets of $477,862 for a net loss of $1,076,367.

     MMC had depreciation and amortization expense of $95,568, research and development expense of $569,738, interest income of $171, and income tax expense of $800 for net loss of $665,935.

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

     Pre-consolidation net loss is as follows:

                                                     1998            1997           1996
                                                 -------------  -------------   -------------
                  MW Medical                     $  (1,076,367) $           0   $           0
                  MMC/GmBH                            (665,935)    (1,127,675)       (595,318)
                  P & H                               (194,268)      (124,803)        128,409
                                                 -------------  -------------   -------------
                  Adjusted Net Loss              $  (1,936,570) $  (1,252,478)  $    (466,909)
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

                        MW MEDICAL, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996

NOTE 15:          SALE OF P&H OPERATIONS (continued)

     Future expected principal receipts are as follows:
                  Year ending December 31, 1999                 $      81,625
                  Year ending December 31, 2000                       158,365
                  Year ending December 31, 2001                         3,135
                                                                -------------

                                                                $     243,125
                                                                =============

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

NOTE 16:          CORRECTION OF ERRORS

     During 1998, the Company's former parent, Dynamic, as part of its spin-off of the Company, agreed to cancel MMC's debt of $2,169,807 and pay $200,000 to the Company. The Company recognized the amounts as debt cancellation and fee income respectively. The Company also recorded the $200,000 as a receivable as it was uncollected at December 31, 1998. The Company has corrected the errors by reducing income by $2,369,807, increasing additional paid-in capital by $2,369,807 and reclassifying the $200,000 receivable from Dynamic as a component of stockholders' equity.

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