Form 10KSB
period 1999-12-31
MW MEDICAL INC
filed 2000-04-17
CIK 1059577

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
	SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  001-14297
                     ---------

                        MW Medical, Inc.
                        ----------------
    (Exact name of Registrant as specified in its charter)

NEVADA                                   86-0907471
-------------------------------          ----------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification Number)

6617 N. Scottsdale Road, Suite 103,
Scottsdale, AZ                           85250
-------------------------------          -----
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (480) 483-8700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the
Act: 100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act
during the past 12 months (or for such shorter period that
the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in
response to Item 405 of Regulation S-B is not contained in
this form, and no disclosure will be contained, to the best
of registrant's knowledge, in definitive proxy or
information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form
10-KSB. [   ]

Revenues for 1999 were $0*(best estimate of company at this time).

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 1999 is $37,655,277.

The number of shares of the issuer's Common Stock outstanding as of December 31, 1999 is 18,324,434.

Transitional Small Business Disclosure Format (check one):
Yes [   ]  No [ X ]

                              PART I

Item 1.	 Description of Business

MW Medical, Inc. is in the business of designing and
developing microwave technologies for dermatological
applications through its wholly owned subsidiary, Microwave
Medical Corporation, a California Corporation.    Unless
specified otherwise, throughout this discussion, MW and this subsidiary will be referred to interchangeably as MW.

Principal Services and Products

MW is engaged in the development of technology relating to the use of microwave energy for medical applications. In
January of 2000, the US Patent and Trademark Office issued a patent to MW entitled, "Method and Apparatus for Treating
Subcutaneous Histological Features," which focuses on the application of microwave energy in the treatment of spider veins and for use in hair removal. The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin for its protection. The hair follicle is the tissue around the hair which promotes the growth of the hair. MW has used computer modeling and laboratory studies to optimize its system for hair removal. Studies have shown effectiveness in destroying hair follicles while maintaining the integrity of the skin surface.

Phase III clinical trials for hair removal were completed in April 1999 to prove safety and efficacy in the use of the product. MW then submitted the results to the FDA on April 22, 1999. On October 25, 1999, the FDA granted MW approval to begin marketing its microwave hair removal device for non-facial hair removal.

MW's plans to complete its development of a microwave therapy system that incorporates the technology described in its patent application for the treatment of Telangiectasia, or, spider veins as a follow up to its hair removal treatment. Spider veins are thread-like red to purplish veins that stem from a network of small veins just below the surface of the skin. Spider veins develop more predominantly on the legs and faces of women. The female hormone estrogen usually causes these problems. At this time, injection and lasers are the predominant treatments for this condition.

MW launched its microwave system for hair removal at the end of the fourth quarter of 1999.

MW's systems use microwave energy delivered to various target structures within the body to induce highly controlled hyperthermia. This condition enables our systems to induce a change in a person's tissues to produce the desired cosmetic or therapeutic affect.

The nature of the technology, high frequency Rf energy delivered under highly controlled conditions, requires us to
research, design and develop unique components.   These
proprietary components are then incorporated into systems using other mechanisms from a variety of suppliers. Although MW makes an effort to reduce dependence on single source suppliers, there are some components that MW has jointly developed with others who MW is contractually or practically obligated to work with on an exclusive basis.

MW builds its devices based on a forecast of future sales and then inventories its products. Its build, configuration and test process requires certain system adjustments and final testing for each order. MW's objective is to ship sales orders within 14 days of final order approval. However, MW relies on a variety of suppliers for key components and services, and therefore delivery capability is dependent on these outside suppliers capacity and lead times.

MW's expertise is in the precise delivery of microwave energy to targeted tissue in whichever application the system is operating. It's product development efforts require basic research, design engineering, clinical investigation and manufacturing engineering. The final product must not only work as designed technically, it must be clinically effective and commercially viable. Although, some of these efforts are within the company's control and expertise, MW operates in a highly regulated industry. As a result, government regulatory bodies will often determine it's products availability to the market.

Multi-Platform Device

One of the company's strengths is the multi-platform nature of its device, comprised of a versatile amplifier and interchangeable delivery devices. Using this platform, MW believes it can produce a family of devices to meet customer expectations for economy, performance and efficiency and patient needs for safety and efficacy.

The core microwave system is capable of producing energy at frequencies and pulse durations which should provide clinical utility in a variety of aesthetic and therapeutic procedures. Although specific system configurations are not yet determined, by modifying accessories, rather than the microwave system for each indication, MW can and may be able to provide cost-effective solutions for users while building economies of scale in its manufacturing processes.

Recent Approvals

In January 2000, the US Patent Office issued a new patent for its microwave delivery system, entitled, "Method and Apparatus for Treating Subcutaneous Histological Features".
This patent focuses on a system and method for treating subcutaneous histological features without affecting adjacent tissues adversely by employing microwave energy of selected power, frequency and duration to penetrate subcutaneous tissue and heat target areas with optimum doses to permanently affect the undesirable features. The frequency chosen preferentially interacts with the target areas as opposed to adjacent tissue, and the microwave energy is delivered as a short pulse causing minimal discomfort and side effects.

On October 25, 1999, MMC's microwave system for non-facial hair removal received written approval from the U.S.
Department of Health and Human Services, Food and Drug
Administration (FDA) to begin marketing. The device has been classified into Class II (Special Controls). MW may, therefore, market this device subject to the general control provisions of the Act, including requirements for annual registration, listing of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration, and the additional controls mandated by the Class II classification.

Telangiectasia (Spider Veins) Treatments

In May 1999, MW received Investigational Review Board approval from Independent Review Consulting, Inc. to conduct Phase II clinical trials for the treatment of spider veins (telangiectasias) in the legs using MW's microwave delivery system. Since this phase of the clinical trial is nearing completion, MW is preparing an IRB submission for the next Phase of testing. With sufficient data, MW expects to proceed with an FDA submission for this application.

Orbital Facial Wrinkles

MW believes that its microwave technology may provide a treatment for facial elastosis, or facial wrinkles. This condition exists widely is certain age groups with the financial means and motivation to correct the condition.
The market opportunity is of significant interest to the company because the market exists, the providers of current solutions are part of our current target market and our technology may offer benefits not currently available with other modalities.

In September 1999, MW received IRB approval for a pilot study to treat orbital facial wrinkles as an alternative to laser therapy and chemical peels. This is high-demand elective procedure that, as currently performed, requires dedicated equipment and long patient recovery periods. MW believes it's technology may perform non-ablative heating of the dermatologic structures to provide an clinical improvement in the appearance of facial wrinkles. However, there can be no assurance that such results will materialize upon testing.

Striae (Stretch Marks) Treatments

MW believes that its microwave technology may provide a treatment for Striae or stretch marks. This condition exists in certain groups who currently have limited treatment options. Additionally, both providers and patients are motivated to secure a reliable effective treatment. The market opportunity is of significant interest to MW because our technology may offer a highly unique clinical solution to this condition.

In December 1999, MW received IRB approval for a pilot study to treat striae or stretch marks due to scarring.
Currently, although significant demand exists, there is no widely accepted treatment for this condition.
Theoretically, MW's technology might provide at least a cosmetic improvement in the appearance of striae.
However, there can be no assurance that such results will materialize upon testing.

Additional Clinical Uses

While MW Medical continues to pursue its target markets of
non-invasive aesthetic clinical procedures, the versatility
of the technology makes other therapeutic opportunities
appear viable.   MW is evaluating several of these
therapeutic uses of microwave energy, including oncology, urology, gynecology and cardiology. MW continues to investigate the economics and development implications of these applications.

Aesthetic Industry

In the United States, according to analysts reports
(source: Smith Barney), I million women are customers of electrologists, spending an average of $1,000 per year on an average 27 procedures. A further 80 Million women spend an additional $500 million on depilatory products such as shaving, waxing, and other accessories.

As per the above, the current U.S. market is around $1.5 billion for such services. The market size in Japan has been estimated at over 1 billion, and other world markets taken together may account for a similar figure. Huge potential exists in the Japanese markets for microwave hair removal where their cultural aversion to body and facial hair is stronger than for any other ethnic group. To date there has been no noninvasive hair removal technology that satisfies this population. The reason for this stems from the Asian skin type which is extremely prone to hyperpigmentation (darkening of the skin) when treated by a laser whose only mechanism for hair removal is melanin absorption. Microwave hair removal has no effect on melanin making the risk of pigmentary changes virtually non-existent.

There are two ways of looking at the U.S. market for potential hair removal: treatment at a salon, the way it is done at present through waxing and electrolysis: or treatment by a physician, where the laser treatment will be performed either by a dermatologist or a cosmetologist working under a physician's direction. To date, however, hair removal lasers have been sold primarily to physicians.

We believe that there are several reasons for the lack of acceptance of laser hair removal by the electrologists.
First, they are already trained in electrology and can get hair clearance rates of up to 90% (albeit after several painful, and tedious treatments). Second, they see laser hair removal clearance rates as being too low - with the end result being temporary hair removal in many cases.
Lastly, they are uncomfortable and ill-equipped to deal with the undesirable post operative side effects associated with laser hair removal including: textural changes, scarring and transient, hyper-pigmentation (darkening of the skin), and hypo-pigmentation (lightening of the skin).
As a result, there is an untapped market of 24,000 to 26,000 beauty care salons or spas (19,000 - 20,000 self standing) and 11,000 to 15,000 electrologists operating either on their own or as part of a beauty/skin

<Page

care salon.

Leg Vein Market

Up to 80 million adults in the U.S. alone are affected by unwanted leg veins. It has been estimated that 29-41 percent of women and 6%-15% of men worldwide have abnormal leg veins. Most vessels presented for treatment are less than 1 mm in diameter, although varicose veins range from under .3 mm to over 3 mm in diameter. Currently, the treatment of leg veins using conventional sclerotherapy is estimated to be a $1 billion annual worldwide market.
Sclerotherapy is a largely successful approach, but one that is often unpopular. The technique has a success rate of over 90%, but is difficult to administer for small vessels and has significant attendant adverse sequellae. As a consequence, optical techniques, with their promise of noninvasive and easy to administer selective therapy, are considered highly desirable by both patient and physician.
A viable, truly effective technique may be poised to assume up to 50% of the practitioners annual $1 billion sclerotherapy revenues. If ultimately successful, the microwave technique may expand the original sclerotherapy market. Those practitioners who have had unacceptable cosmetic results with current laser and pulsed-light devices would be good candidates to buy MDS as a replacement technology for this market. It is estimated that there are 1,500 lasers installed worldwide for the purpose of treating leg veins.

As is the case with hair removal, the Asian markets offer a particularly strong potential market for MDS. Although leg vein lasers use wavelengths that target blood they still have strong absorption in melanin creating an unacceptably high risk of hyper-pigmentation. Microwave technology presents no such risk giving MDS an advantage in this and other international markets with predominantly dark-skinned populations.

Stretch marks

Stretch marks are common in many healthy women and men and often occur during puberty or during pregnancy. They can be seen following a rapid weight gain or loss, in weight lifters as well as in Cushings disease or debilitating infections. It is estimated that unwanted stretch marks plague 80 - 100 million people in the U.S. alone and double again that number internationally. The equipment market for stretch marks is conservatively estimated at $250 to $350 million or potential unit sales of the pulsed dye lasers were originally sold as medical (as opposed to cosmetic) devices designed to treat port-wine stains, and other vascular abnormalities covered by health insurance.
It is estimated that there are 4,500 pulsed dye lasers installed worldwide. The results from the laser technology has been disappointing, as is the case with leg veins, it offers sub-optimal results (20% to 30% clearance at best), with a high potential for pigmentary, textural changes, scarring, and purpura. As a result, the treatment is rarely performed and the market awaits a new technology that offers acceptable cosmetic results without all the undesirable side effects attendant with pulsed dye technology. The potential market for MDS at an average selling price of $93,000 is conservatively estimated to be between 2,000 to 3,000 units.

Resurfacing

The resurfacing market is more mature than the above mentioned markets with over 6,500 lasers installed worldwide. Yet wrinkles remain the most lucrative of all cutaneous procedures because everyone has them and billions of dollars a year are spent trying to remove them. The current focus is on finding a noninvasive way to remove wrinkles not by "sanding", "vaporizing" or otherwise removing tissue such that the ridges of wrinkles are debunked to conform to the valleys, but to "bulk up" the valleys to conform to the ridges. This offers a facelift-type cosmetic result, strengthening instead of thinning the skin without creating an open wound. If collagen synthesis using microwave therapy were successful, it could replace invasive procedures currently performed by plastics surgeons and dermatologists including some face-lifts, collagen injections, and goretex implants in the lips and naso-labial folds - a large potential market. This would amount to the creation of a whole new treatment modality, significantly broadening worldwide market penetration among the 156,500 potential physicians/users.

Competition and Marketing

The worldwide annual market for dermatology/cosmetic equipment sales presents a tremendous opportunity for business development. This is the result of the medical community's need for elective (private pay) income to offset declining managed care mandated fee cutbacks. This has propelled the development of the burgeoning aesthetic surgery market.

MW primarily markets its microwave technology in the cosmetic dermatology market. In recent years, there has been a substantial upsurge in the demand for non-surgical cosmetic procedures in the treatment of spider veins and removal of hair. Market interest has been largely fostered by the introduction of laser technology for use in cosmetic dermatology.

MW plans to compete with laser devices in North America and the European Community. MW's competitive advantage is expected to be based on price, safety, hair and skin color range and effectiveness. The end user price is expected to be in the range of $95,000 to 100,000, which is 25 to 35 percent below the current cost of the equivalent laser systems. In addition, laser technology cannot be applied well in individuals with dark skin and does not effectively cause hair removal in individuals with light colored hair.
These limitations are the result of absorption of laser energy by specific pigments in the skin and hair. In addition, the efficacy of laser systems for spider veins is below optimal, in most cases requiring 3 to 5 treatments to achieve an acceptable result. Based upon MW's clinical studies to date, these limitations are not expected.

MW's principal competitors are Candela Corporation and ESC
Medical Systems Ltd. Both Companies sell, among other things, laser systems used for hair removal and the treatment of spider veins.

Marketing Strategy

MW hopes to attain prominence as a market leader through a carefully constructed marketing program encompassing the following components:

Public Relations:

The most effective way to launch a new technology into the cosmetic market is through an aggressive, well timed, PR campaign in the popular print and broadcast media.
Editorials in the health and beauty journals (Cosmopolitan, Vogue, Allure, etc.) and televised national and local news broadcasts (local news medical segments, national news segments, and news magazine programs i.e., 20/20) announcing this breakthrough, patent pending, noninvasive cosmetic technology will be powerful. Physicians will be interviewed attesting to the fact that microwave technology is much safer, more effective, and better tolerated than existing technologies for these indications. All of this media exposure creates patient driven demand and compels the physician to buy the device and offer microwave cosmetic treatments or lose the business to someone else.
This strategy requires the retention of a well connected PR firm during the product introduction period and must be timed to coincide with targeted journal advertising, direct mail, and trade shows. The video tapes and reprints derived from this campaign provides some of the most compelling marketing material that can be used to both sell the device to the Physician and as patient information to sell the microwave treatment.

Journal Advertising:

Advertisements placed in medical specialty journals will be evaluated based on the following criteria: those journals most frequently read by the target audience, editorial content, advertising to editorial ratio, and cost to reach each reader. Based on these factors, there are 7 leading publications in the specialties of Plastic Surgery, Cosmetic Surgery, and Dermatology that will provide the best coverage for the cost. For maximum impact, the ads will be timed to coincide with specific events and special issues.

Direct Mail:

An efficient and cost effective method of generating leads is through direct mail advertising. Most of the cosmetic surgery societies make their mailing lists available to manufacturers for a fee. Through regional and specialty focused efforts, MW Medical will maintain a consistent stream of new interest in the microwave system.

Trade Show Attendance:

One of the most cost-effective methods of reaching a large, focused, audience is through trade show participation.
Throughout the year, MW Medical will attend approximately 8 trade shows, reaching several thousand physicians in this manner.

Specialty Microwave Workshops and Seminars:

Participation in hands-on courses directed at small participant groups is an important educational and sales opportunity. MW Medical will attend and/or sponsor approximately 20 such meetings each year to expose physicians from different specialties to its microwave system. The company sales representative sponsored training seminars will feature several experts to present on the "surgical microwave science", the "clinical applications of the MW Medical Microwave Delivery System", financial analysis and finance programs. In addition, a device will be on the premises for the attendees to see, and a hands-on treatment with a live patient will be performed. Attendance varies but with a new technology usually ranges from 40 to 90 physicians.

Clinical Presentation:

The company expects to have many clinical sites with noted doctors and institutions representing and documenting its differing therapies. A sales book will be provided to all sales representatives. It will contain all clinical data attesting to the safety, efficacy, and patient treatment tolerance including: abstracts, white papers, reprints from medical journals, and before and after images. The book will also contain all other related material, such as:
reprints from the popular press, a comparison matrix and a physician reference list.

Observation of a Patient Treatment:

All physician prospects will have the ability to observe a patient procedure at the office of one of our preceptor physicians. In this way they can get the story from one of their peers as opposed to a sales representative. They will also have the chance to query the patient on how well they tolerated the treatment. Observing a patient procedure also obviates the need to make a demo unit available to the sales representatives.

Creating Physician Advertising Materials:

Consumer marketing is becoming an increasingly crucial goal in cosmetic surgery. Cosmetic surgery patients are consumers who have treatment choices and physicians have begun to recognize the need to compete for their dollars.
This fact is amply illustrated by the number of companies being utilized by physicians to help market their practice's. By providing this value added service, MW
Medical gives the physician one more reason to purchase.

Toward this end, MW Medical will provide a practice enhancement kit titled "Your Link to The Local Media". The material will include a media relations kit; a sample pitch letter: a sample press release, copy for 20, 30, and 60 second radio spots; cosmetic microwave surgery fact sheets;
sample advertisements; consultation materials; patient brochures; image enhancement ideas; a patient video tape and more for physicians to use in furthering their professional image and generating patient interest.
Additionally, these materials can be very effective in both branding the product (i.e., the MW Medical Dermawave treatment) and spreading the word.

It is well established in the medical community that one of the most effective sales strategies is to let surgical luminaries and opinion leaders sell your equipment for you, since physicians will believe the opinion of their peers more readily than the word of a salesperson. As medical practitioners tend to be highly reliant on published data and anecdotal recommendations of their peers, MW Medical has selectively distributed microwave systems for clinical trials to the offices of these practitioners. Specifically, double blind test studies comparing microwave to laser and pulsed light treatments for clinical efficacy, risk of undesirable side effects, recovery time, and patient preference are being performed.

To ensure optimal market penetration and better brand recognition, these opinion leaders will be expanded to include physicians of different specialties and in different geographic regions. The following sub-specialties will be targeted: Dermatology, Plastic Surgery, ENT Facial
Plastic Surgery, Ophthalmology, and G.P./Family Practice.

The market strategy will be specific to the geographic area in which the product is being introduced. MW has focused on two marketing strategies for its hair removal product: (1) selling or leasing the product to physicians and other health-care practitioners, and (2) fee sharing in which MW arranges for financing of the product and takes some percentage of the revenue generated through the use of the product. Moving forward MW will be adding in-house direct sales and will implement training and certification programs, for its sales organization and its end user. The company finds this critical since the sales force in the marketplace, while having competent laser sales knowledge, has little understanding of microwave technology and delivery systems.

The primary customers for the hair removal product are physicians and other healthcare practitioners specializing in cosmetic surgery and dermatology. In the U.S. alone, it is estimated that there are approximately 25,000 cosmetic surgeons and dermatologists. In addition, other physician specialists such as family practitioners, gynecologists, and surgeons have incorporated cosmetic dermatology into their practices.

The world wide market for the treatment of spider veins and hair removal is estimated to be $5 billion. New technologies will make up 25% of this market through the year 2002.

To date, MW has concentrated its marketing and sales efforts in the United States.

Employees

MW's eleven employees consist of its President, Chief
Operating Officer, Director of Sales, N.A.,
Secretary/Financial Officer, electrical/microwave engineers
and microwave technicians.  By the end of 2000, MW is
expected to have twenty full-time employees.   Expansion
will coincide with sales of MW's product.  Independent
companies and persons under the supervision of MW currently
conduct manufacturing and assembly.   None of the employees
of MW or its subsidiaries are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years. MW and its subsidiaries have no supplemental benefit or incentive arrangements with their employees other than health insurance coverage and MW's incentive stock option plan.

Patents and Trademarks

The success of MW substantially depends upon its microwave
technology for use in cosmetic dermatology.  MW has
recently obtained a patent entitled, "Method and Apparatus
for Treating Subcutaneous Histological Features," which
focuses on the application of microwave energy to the
treatment of spider veins and for use in hair removal.   MW
has no other patent, trademark or intangible property. It does, however, have several other filed patents pending.

Research and Development Expenditures

During the 1998 and 1999 fiscal years, the following amounts were spent by MW on research and development activities:


                    Year Ended            Year Ended
                    December 31, 1998     December 31, 1999
                    -----------------     -----------------
MW                  $ 569,738             $ 718,139


Corporate Organization and History

MW is a Nevada corporation that was incorporated as a subsidiary of Dynamic Associates, Inc. on December 4, 1997.
On February 26, 1998, MW entered into an agreement with Dynamic in which MW issued 14,223,929 of its common shares to Dynamic in consideration for:

(a) all of the issued and outstanding shares of P&H
Laboratories, Inc., a California corporation ;

(b) all of the issued and outstanding shares of MMC and shareholders loans to MMC in the amount of $2,169,806; and

(c) the agreement of Dynamic to pay to MW a total of $200,000. The obligation of Dynamic to pay the sum of $200,000 is evidenced by a promissory note dated February
26, 1998. Dynamic made a payment of $50,000 toward this obligation in March of 1999, making the current principal amount of the debt $150,000.

Dynamic then transferred all shares of MW to the shareholders of Dynamic through a distribution completed on March 11, 1998. Each shareholder of Dynamic received one common share of MW for each common share of Dynamic held by the shareholder. The shares of MW distributed by Dynamic constituted all of the issued and outstanding shares of MW at the time.

MW sold the business of P&H under an asset purchase and sale agreement dated March 9, 1998 between P&H and Microwave Communication Corporation, a California corporation. Under this Agreement, MW, through P&H agreed to sell to Microwave all of the assets of the business of P&H as a going concern. The sale of assets by P&H to Microwave was completed on May 6, 1998. MW received the following consideration on closing:

(a) cash consideration of $160,943;

(b) a promissory note issued by MCC/ Ferro Systems, Inc., a subsidiary of Microwave, whereby MCC/Ferro agreed to pay to P&H the sum of $250,000 on August 1, 1998 and the sum of $243,125 on March 31, 1999. P&H has assigned this note to MW;

(c) the agreement of Microwave to provide to MMC 1200 hours of microwave related services for the period to April 1, 1999, subject to a maximum of 100 hours per month;

(d) office space for the business of MMC at MCC/Ferro's facility in Simi Valley, California until February 28,
1999.

The obligations of MCC/Ferro under its promissory note are secured by a general security agreement against the assets of MCC/Ferro and the guarantee of Microwave. The general security agreement is subordinated to a bank financing arranged by MCC/Ferro to pay-out P&H's bank financing and pay the amounts owed.

Before disposition of its business, P&H was involved in the business of manufacturing microwave components and subsystems for the communications and aerospace industries.
The devices included isolators, circulators, power monitor devices, filters, diplexers, switching diplexers, multi-junction circulators, microwave subsystems and integrated packages and subsystems. P&H is currently inactive because of the sale of the assets comprising its business.


Marketing Plans

As a medical device company with a new technology, delivery mechanism and clinical technique, MW is pursuing an educational marketing program followed by a promotional effort in the appropriate markets. As its customers are medical professionals, MW is attempting to reach these markets through targeted campaigns to inform buyers about its new technologies. MW plans to use electronic media and web-based applications for this purpose. Additionally, MW plans to exhibit and offer promotions at influential industry congresses and events.

Sales

MW's sales focus in the third and forth quarter of 1999 was to introduce the MW2000 and it's microwave technology to the hair removal marketplace. The Company attempted to accomplished this primarily through national and local trade shows as well as through individual efforts of sales personnel. It was the company's hope that this would set the ground work for generating future sale revenues.

The Company's sales force consists of several independent sales representatives and distributors.

The independent sales representatives play an important role in introducing this new technology to the market place, developing sales leads as well as making sales. The
Company's independent sales representatives are each given responsibility for a specific geographical territory.

The Company and its independent sales representatives jointly advertise and participate in trade shows. The independent salespeople are generally compensated through a straight commission based on completed sales. Distributors purchase machines at discounted prices based on volume and then re-sell to physicians.

Item 2.  Description of Property

MW is headquartered in leased premises at 6617 N.
Scottsdale Road, Suite 103, Scottsdale, AZ 85250. The lease commitment is for three years and expires on December
31, 2002.  The Company owns no real property.

MMC's offices are located at 65 West Easy Street, Suite
104, Simi Valley, CA 93065. The lease is for one (1) year and expires on May 31, 2000 with an option to extend for an additional two years.

Item 3.  Legal Proceedings

MW is not a party to any material legal proceedings and to MW's knowledge, no such proceedings are threatened or contemplated. MW, however, was or is a party in the following pending or threatened legal proceedings:

1.	an action in northern California based on a breach of
certain promissory notes by and against Microthermia Corporation. This matter was recently settled and MW received a license to certain microwave technology patents as a result;
2.	an action in southern California against the company
by a Ken Karasuik in regards to a claimed contract
violation;
3.	an action for federal trademark infringement against
the company that was settled by the agreement not to
use the disputed trade name;
4.	a threatened action by two former employees for
certain benefits claimed;
5.	a potential action by the company seeking remedies
against (2) former employees for breach of contract;
6.	a potential collection action based on the breach of
certain promissory notes owed to the company for which the company has not as yet taken action;

Management does not believe that any of these pending or threatened actions have or will have a material impact on the business of MW. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceedings pending.

Item 4.  Submission of matters to a Vote of Security
Holders

The Company held its Annual Shareholder Meeting on December
10, 1999. At this meeting, the shareholders voted on the election of directors and approved the Incentive Stock
Option. The following was the result of the election of directors:

                Votes     Votes    Votes                  Broker
Nominee         For       Against  Withheld  Abstentions  Non-Votes
--------------
Jan Wallace    1,463,072    62        0           0           0

Grace Sim      1,463,072    62        0           0           0

Elliot Smith   1,463,072    62        0           0           0

Jack Friedland 1,463,072    62        0           0           0

No other matters were submitted to our security holders for a vote during the fiscal year ending December 31, 1999.

                             PART II

Item 5 Market for Registrant's Common Equity and Related
Stockholders Matters.

Market Information

The Company received approval for listing on the Frankfurt
Stock Exchange on January 24, 2000 under the symbol MWMD.F.
The Company has been listed in the U.S. on the

NASD, Over the Counter, Bulletin Board (OTC BB) since April 1999 under the symbol MWMD.



                                  HIGH        LOW
                                  -------     ------
1999**
First Quarter                     Not Trading*
Second Quarter                    $2.00       $1.00
Third Quarter                     $3.93       $1.75
Fourth Quarter                    $4.19       $2.66
------------------------------------------------------------------
*Trading of MW's stock did not begin until Second Quarter 1999.
** The prices are all "bid" prices.

As of December 31, 1999 there were 470 record holders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following is a list of equity securities sold by MW within the past three years that were not registered under the Securities Act.

MW issued to Dynamic 14,223,929 common shares in consideration for the transfer by Dynamic to MW of all shares and shareholders loans of each of MMC and P&H, and the agreement of Dynamic to advance to MW a total of $200,000, $50,000 of which has been paid. The shares of MW issued to Dynamic have subsequently been distributed to the shareholders of Dynamic on the basis of one common share of MW for each common share of Dynamic. This issue of common shares by MW to Dynamic was completed in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

MW also issued 2,500,000 common shares in a private placement to accredited investors at a price of $0.75 per share in compliance with Rule 506 of Regulation D of the Securities Act as follows:

(1) 1,500,000 shares in October,1998;
(2)   300,000 shares in March, 1999;
(3)   700,000 shares in June, 1999

On July 14, 1999, MW entered into a convertible debenture
and warrant purchase agreement in which it agreed to sell a
total of $3,500,000 worth of convertible debentures in
compliance with the exemption from registration provided by
Rule 506 of Regulation D of the Securities Act.  In
addition to the convertible debentures, each investor under
the
debenture Purchase Agreement was entitled to warrants
in a proportional amount to their purchase of debentures.
The exercise price of the warrants is at a price of $2.75
per share. Of the $3,500,000 in convertible debentures,
only $3,000,000 were sold immediately.  Between July 21 and
July 23, 1999, the investors exercised their conversion
rights under the debentures and converted $2,620,000 worth
of debentures into 2,386,750 shares of common stock.  The
remaining $380,000 worth of debentures were converted in
November 1999 into 188,764 shares of common stock.. The
shares issued pursuant to the exercise of the debentures
were registered with the Securities and Exchange
Commission, effective November 3, 1999.   The second
closing of $500,000 was allowed to expire without sale.

On July 20, 1999, MW also issued warrants to purchase
250,000 shares of common stock in MW to JW Genesis
Securities, Inc. as part of its fee for arranging the convertible debenture financing. These warrants were also issued in compliance with an exemption from registration provided by Rule 506 of Regulation D of the Securities Act.
These warrants are exercisable at a price of $3.312 per share at any time before 5:00 pm New York City time on July
20, 2004.

In December 1999, the Company offered 1 million shares of common stock in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act at a price of $3.00 per share along with warrants to purchase 100,000 shares at an exercise price of $3.50 per share. This placement was closed on January 15, 2000 with all the shares sold to accredited investors.

Item 6.  Management's Discussion and Analysis or Plan of
Operation

Please note that the Company's audited Financial Statements have not been included at this time as they were not completed in time for this filing. The Company anticipates filing an amended form 10KSB before the end of April with said financials included. As a result, management cannot comment effectively on the results of operation or on the Company's financial condition in this section at this time.

Over the past several months the Company has been faced with a number of problems in bringing its new product to market. In addition, to the more traditional difficulties of generating sales, its vice president of marketing and national sales manager resigned in January and it discovered that a number of the sales it thought had been made had not actually occurred. Following this, the company has been actively involved in hiring and training new sales executives and personnel, but the process has been slow and costly.

Management believes that these difficulties will be overcome and that the company will recover with new marketing and support personnel by the end of the second quarter.

Default on Note Payment by Purchaser of P&H

The Company sold the business of P&H Laboratories, Inc.
("P&H") to Microwave Communication Corporation ("MCC") on
March 9, 1998.  Pursuant to the agreement of sale, MCC
signed a promissory note payable to P&H in which it was
obligated to pay
                                16

$250,000 to P&H on August 1, 1998 and
$243,125 on March 31, 1999. P&H later assigned its rights under this note to the Company.

The payment due on March 31, 1999 has not been received.
The Company re-negotiated a new payment schedule, but MCC defaulted on this obligation in July. The company has submitted documentation to the defaulting parties to restructure repayment of their obligations. The company intends to proceed with enforcement of its claims unless this documentation is executed and timely returned.

Prior Period Adjustments

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

Additionally, as part of the spin off, Dynamic agreed to pay the Company $200,000 to help in its start-up. MW originally entered this item as a receivable on its books.
In 1999, Dynamic paid MW, $50,000 towards this debt. After careful review, the Company changed this entry to a capital transaction, thereby decreasing net income by $200,000 and reclassifying the receivable into stockholders' equity.

General Discussion

Despite initial efforts, the Company's sales efforts have
not met management's expectations.   Management now
believes that there will be a period of at least six months before it will be able to generate enough sales to offset operating and other expenses. Moreover, the Company continues to deal with a number of issues regarding the use and operation of the MW 2000 by physicians and their staff which suggests that there will be at least this same amount of time before initial operational problems will be resolved. In the meantime, management expects the return of a number of machines and continual internal evaluation of such things as warning labels and operating instructions.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". The Company has not experience any difficulties as a result of this potential problems.

Item 7.  Financial Statements

The information required by this item is set forth in Item
13 of this Report.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no changes in or disagreements with our accountants on accounting or financial disclosures.

                            PART III

Item 9. Directors and Executive Officers of the Registrant

The following are the names of the officers and directors of MW, their present positions with MW and its subsidiaries, and some brief information about their background.

MW Medical, Inc. and Microwave Medical Corporation

Name             Age          Offices Held
----             ---          ------------
Jan Wallace       43          Director, President
Grace Sim         39          Secretary, Treasurer, Director
Elliot Smith      67          Director
Jack Friedland    59          Director

Jan Wallace was President, Chief Executive Officer and a
director of MW at its inception in December, 1997.   Ms.
Wallace resigned as President and Chief Executive Officer effective October 1, 1998 and was then re-appointed on July
9, 1999 after the resignation of former President Paul
Banko.  Ms. Wallace has been employed by Dynamic since
April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. She is currently a director and the President of Dynamic. Ms.
Wallace was previously Vice President of Active Systems,
Inc. a Canadian company specializing in SGML Software, an ISO standard, in Ottawa, Ontario for the period from 1993 to 1994. Before that, she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in
Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

Grace Sim has been the Secretary/Treasurer and a director of MW since its inception in December 1997. She is also currently the Secretary/Treasurer and a director of Dynamic
Associates, Inc., a public company. Ms. Sim joined Dynamic in January 1997. Before joining Dynamic, Ms. Sim owned Sim
Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

Elliot Smith is a Director of the Company appointed on September 16, 1999. Mr. Smith has held a variety of senior management-level positions in some of the world's most prestigious financial institutions during the past 40 years. Mr. Smith began a 29 year career with Prudential
Bache in 1954 when he was hired as a Registered
Representative in its Syracuse, New York office.  By 1973,
Mr. Smith was elected to the Board of Directors of Bache &
Company Inc.  In 1977, he was named Senior Officer of

Commodity Division and Metal Company and in 1980, was elected President of Bach Haley Stuart Metal Company Inc.
On leaving Prudential-Bache in 1983, Mr. Smith served as
Executive Vice President at R. Lewis Securities, Inc., located in New York City and from 1983 to 1995, was President of Whale Securities Company, L.P., in New York.
Since 1995, Mr. Smith has served as President of the Equity
Division of Rickel & Associates, Inc., an investment company. Mr. Smith has also been elected to the Boards of The Pennington School and Jullians Corporation. He is a former Member and Director of the Chicago Board of Options
Exchange; Governor of the American Stock Exchange (AMEX);
Governor and Chairman of the AMEX Commodities Exchange;
Director and Member of the Executive Committee of the Securities Industry Automation Corp. and a past President of the Association of Investment Brokers. Mr. Smith is currently Executive Vice President, Investments at Oscar
Gruss & Son, Inc.

Jack Friedland is a Director of the Company appointed on September 16, 1999. Dr. Friedland has operated a medical office in Phoenix, Arizona for the past 25 years. Dr.
Friedland specializes in aesthetic plastic and reconstructive surgery for both children and adults. Dr.
Friedland completed his undergraduate education at the University of Wisconsin (Madison), received his Bachelor of Science degree from Northwestern University in 1962 and graduated from Northwestern Medical School in 1965 where he was elected to the Alpha Omega Alpha Honor Medical Society.
Following his graduation from medical school, Dr.
Friedland's post-doctoral work included a surgical internship (1965-1966) and surgical residency (1966-1970) through New York University - Bellevue Medical Center. Dr.
Friedland was Surgery Resident and Chief Resident during his surgical residency at N.Y.U. from 1966-1970, and Chief
Resident and Plastic Surgery Resident at the Institute of
Reconstructive Plastic Surgery, N.Y.U. Medical Center, from
1972-1974. Dr. Friedland maintains three board certifications: National Board of Medical Examiners
(1966), American Board of Surgery (1971), and American
Board of Plastic Surgery (1975) and is a Fellow with the American College of Surgeons. Dr. Friedland is also a former President and current member of the Board of Trustees of the prestigious American Society for Aesthetic
Plastic Surgery. Dr. Friedland has authored numerous published books and peer-reviewed articles in his practice specialty.

On July 9, 1999, Paul Banko resigned as President, director and CEO of MW and on August 31, 1999, Robert Spertell, resigned as MW's Chief Scientist. MW subsequently retained
Mr. Spertell as a scientific consultant.

Terms of Office

MW's directors are appointed for one year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

-------------------------------------------------------------------
                               Number  Transactions  Known Failures
                               of Late Not Timely    To File a
Name and principal position    Reports Reported      Required Form
-------------------------------------------------------------------
Jan Wallace, Director,
President, CEO                    2       0            None
Grace Sim, Director,
Sec/Treas.                        2       0            None
Elliot Smith, Director            2       0            None
Jack Friedland, Director          2       0            None
-------------------------------------------------------------------

Item 10.  Executive Compensation

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name        Title	   Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----        -----    ---- --------  ----- ------ ------- ------- --------- ----

Jan Wallace Chairman 1999 $180,000 $    0   0    400,000   0         0      0
Director

Grace Sim   Director 1999 $ 96,000 $    0   0    200,000   0         0      0
Secretary/Treasurer

Elliot Smith Director 1999 $     0 $    0   0    100,000   0         0      0

Jack
  Friedland  Director 1999 $     0 $    0   0    100,000   0         0      0


In March 1999, MW granted 400,000 options to Paul E. Banko,
400,000 to Jan Wallace, and 200,000 to Grace Sim. The options allow the holders to purchase common shares of MW for $1.00 per share. 50% of the options are exercisable immediately and 50% require a one-year waiting period. A number of other employees were granted options on similar terms. Subsequently, Paul Banko resigned and an agreement was reached in which he retained only 200,000 of his original 400,000 options.

Item 11.  	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT

The following table provides , the beneficial ownership of MW's common stock by each person known by MW to beneficially own more than 5% of MW's common stock outstanding as of December 31, 1999 and by the officers and directors of MW as a group. Except as otherwise indicated, all shares are owned directly.

                Name and address         Amount of             Percent
Title of class  of beneficial owner      beneficial ownership  of class*
--------------  -------------------      --------------------  ---------
Common Stock    High Octane Fund Ltd
                HWR Services
                Craigmuir Chamber
                PO Box 71
                Road Town,
                Tortola BVI                 990,608                5.4%

Common Stock    Chase Manhattan Bank
                4 New York Plaza
                13th Floor
                New York, NY               2,791,342             15.23%

Common Stock    Bank Safe Deposit & Trust Co.
                C/O Mellon Bank
                Mellon Bank NA
                Three Mellon Bank Center
                Room 153-3015
                Pittsburgh, PA             1,544,549              8.42%

The Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Management

Common Stock    Jan Wallace                  500,000(1)           2.72%
                (Chairman)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Grace Sim                     50,000(2)           0.27%
                (Secretary/Treasurer)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Elliot Smith                  50,000(3)           0.27%
                (Director)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Jack Friedland                     0(4)              0%
                (Director)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    All Officers and Directors   600,000              3.33%
                as a Group (4 persons)
------------------------------------------------------------------------
* Based on 18,324,434 shares of common stock outstanding as of December 31, 1999.
(1) Ms. Wallace also holds stock options to purchase
400,000 shares at a price of $1.00.
(2) Ms. Sim also holds stock options to purchase 200,000 shares at a price of $1.00.
(3) Mr. Smith also holds stock options to purchase 100,000 shares at a price of $2.62.
(4) Dr. Friedland also holds stock options to purchase
100,000 shares at a price of $2.62.

Item 12.  Certain Relationships and Related Transactions.

Except as disclosed below, none of the following parties since the date of MW's incorporation has had any material interest, direct or indirect, in any transaction with MW or in any presently proposed transaction that, in either case, has or will materially affect MW.

*     Director or officer of MW
*     Proposed nominee for election as a director of MW
* Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of MW
*     Promoter of MW
*     Relative or spouse of any of the foregoing persons

During 1999, $180,000 was paid to the Company's President, and $96,000 was paid or accrued to the Secretary/Treasurer.

For 2000, it is projected that the Company's President will receive $16,500 monthly and the Secretary/Treasurer $8,800 per month.

                             PART IV

Item 13.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

Exhibits
--------

None

Financial Statements
--------------------

The Company's audited Financial Statements have not been included at this time as they were not completed in time for this filing. The Company anticipates filing an amended form 10KSB before the end of April with said financials included. Investors and shareholders should take into consideration that comments made by management herein reflecting the Companies financial condition or results of operation are likely to differ from those presented in the audited financials when available. Such comments are simply managements best estimates at this time.

Exhibits
--------

S-1 filing incorporated by reference as originally filed with the commission on 9-3-99 and as finally amended on 11-
3-99.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.


By:   /s/ Jan Wallace
      ___________________________________
      Jan Wallace, Director, President and CEO
	Date:	April 15, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Grace Sim
      ___________________________________
      Grace Sim, Director, Secretary and Treasurer,
      Chief Financial Officer and Controller
      Date: April 15, 2000

By:   /s/ Elliot Smith
      ___________________________________
      Elliot Smith, Director
      Date: April 15, 2000


By:   /s/ Jack Friedland
      ___________________________________
      Jack Friedland, Director
      Date: April 15, 2000