Form 10KSB/A
period 1999-12-31
MW MEDICAL INC
filed 2000-05-16
CIK 1059577

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB/A
                          Amendment No. 1

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES 	EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ____________

Commission File No.  001-14297
                     ---------

                         MW Medical, Inc.
                         ----------------
      (Exact name of Registrant as specified in its charter)

NEVADA                                     86-0907471
-------------------------------            ----------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)             Identification Number)

6617 N. Scottsdale Road, Suite 103,
Scottsdale, AZ                             85250
----------------------------------------   ----------
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

Revenues for 1999 were $0.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 1999 is $51,537,471.

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

Telangiectasia (Spider Veins) Treatments

In May 1999, MW received Investigational Review Board approval from Independent Review Consulting, Inc. to conduct Phase II clinical trials for the treatment of spider veins (telangiectasias) in the legs using MW's microwave delivery system. Since this phase of the clinical trial is nearing completion, MW is preparing an Investigational Review Board submission for the next Phase of testing. With sufficient data, MW expects to proceed with an FDA submission for this application.

Orbital Facial Wrinkles

MW believes that its microwave technology may provide a treatment for facial elastosis, or facial wrinkles. This condition exists widely in certain age groups with the financial means and motivation to correct the condition.
The market opportunity is of significant interest to the Company because the market exists, the providers of current solutions are part of our current target market and our technology may offer benefits not currently available with other modalities.

In September 1999, MW received IRB approval for a pilot study to treat orbital facial wrinkles as an alternative to laser therapy and chemical peels. This is high-demand elective procedure that, as currently performed, requires dedicated equipment and long patient recovery periods. MW believes it's technology may perform non-ablative heating of the dermatologic structures to provide a clinical improvement in the appearance of facial wrinkles. However, there can be no assurance that such results will materialize upon testing.

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

Aesthetic Industry

In the United States, according to analysts reports
(source: Smith Barney), 1 million women are customers of electrologists, spending an average of $1,000 per year on an average 27 procedures. A further 80 million women spend an additional $500 million on depilatory products such as shaving, waxing, and other accessories.

As per the above, the current U.S. market is around $1.5 billion for such services. The market size in Japan has been estimated at over $1 billion, and other world markets taken together may account for a similar figure. Huge potential exists in the Japanese markets for microwave hair removal where their cultural aversion to body and facial hair is stronger than for any other ethnic group. To date there has been no noninvasive hair removal technology that satisfies this population. The reason for this stems from the Asian skin type which is extremely prone to hyper-pigmentation (darkening of the skin) when treated by a laser whose only mechanism for hair removal is melanin absorption. Microwave hair removal has no effect on melanin making the risk of pigmentary changes virtually non-existent.

There are two ways of looking at the U.S. market for potential hair removal: treatment at a salon, the way it is done at present through waxing and electrolysis: or treatment by a physician, where the laser treatment will be performed either by a dermatologist or a cosmetologist working under a physician's direction. To date, however, hair removal lasers have been sold primarily to physicians.

We believe that there are several reasons for the lack of acceptance of laser hair removal by the electrologists.
First, they are already trained in electrology and can get hair clearance rates of up to 90% (albeit after several painful, and tedious treatments). Second, they see laser hair removal clearance rates as being too low - with the end result being temporary hair removal in many cases.
Lastly, they are uncomfortable and ill-equipped to deal with the undesirable post operative side effects associated with laser hair removal including: textural changes, scarring and transient, hyper-pigmentation (darkening of the skin), and hypo-pigmentation (lightening of the skin).
As a result, there is an untapped market of 24,000 to 26,000 beauty care salons or spas (19,000 - 20,000 self standing) and 11,000 to 15,000 electrologists operating either on their own or as part of a beauty/skin care salon.

Leg Vein Market

Up to 80 million adults in the U.S. alone are affected by unwanted leg veins. It has been estimated that 29%-41% of women and 6%-15% of men worldwide have abnormal leg veins. Most vessels presented for treatment are less than 1 mm in diameter, although varicose veins range from under .3 mm to over 3 mm in diameter. Currently, the treatment of leg veins using conventional sclerotherapy is estimated to be a $1 billion annual worldwide market.
Sclerotherapy is a largely successful approach, but one that is often unpopular. The technique has a success rate of over 90%, but is difficult to administer for small vessels and has significant attendant adverse sequellae. As a consequence, optical techniques, with their promise of noninvasive and easy to administer selective therapy, are considered highly desirable by both patient and physician.
A viable, truly effective technique may be poised to assume up to 50% of the practitioners annual $1 billion sclerotherapy revenues. If ultimately successful, the microwave technique may expand the original sclerotherapy market. Those practitioners who have had unacceptable cosmetic results with current laser and pulsed-light devices would be good candidates to buy MDS as a replacement technology for this market. It is estimated that there are 1,500 lasers installed worldwide for the purpose of treating leg veins.

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

Stretch marks

Stretch marks are common in many healthy women and men and often occur during puberty or during pregnancy. They can be seen following a rapid weight gain or loss, in weight lifters as well as in Cushing's disease or debilitating infections. It is estimated that unwanted stretch marks plague 80 - 100 million people in the U.S. alone and double again that number internationally. The equipment market for stretch marks is conservatively estimated at $250 to $350 million or potential unit sales of the pulsed dye lasers were originally sold as medical (as opposed to cosmetic) devices designed to treat port-wine stains, and other vascular abnormalities covered by health insurance.
It is estimated that there are 4,500 pulsed dye lasers installed worldwide. The results from the laser technology has been disappointing, as is the case with leg veins, it offers sub-optimal results (20% to 30% clearance at best), with a high potential for pigmentary, textural changes, scarring, and purpura. As a result, the treatment is rarely performed and the market awaits a new technology that offers acceptable cosmetic results without all the undesirable side effects attendant with pulsed dye technology. The potential market for MDS at an average selling price of $93,000 is conservatively estimated to be between 2,000 to 3,000 units.

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

MW plans to compete with laser devices in North America and the European Community. MW's competitive advantage is expected to be based on price, safety, hair and skin color range and effectiveness. The end user price is expected to be in the range of $95,000 to $100,000, which is 25 to 35 percent below the current cost of the equivalent laser systems. In addition, laser technology cannot be applied well in individuals with dark skin and does not effectively cause hair removal in individuals with light colored hair.
These limitations are the result of absorption of laser energy by specific pigments in the skin and hair. In addition, the efficacy of laser systems for spider veins is below optimal, in most cases requiring 3 to 5 treatments to achieve an acceptable result. Based upon MW's clinical studies to date, these limitations are not expected.

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

Employees

MW's eleven employees consist of its President, Chief
Operating Officer, Director of Sales,
Secretary/Financial Officer, electrical/microwave engineers
and microwave technicians.  By the end of 2000, MW is
expected to have twenty full-time employees.  Expansion
will coincide with sales of MW's product.  Independent
companies and persons under the supervision of MW currently
conduct manufacturing and assembly.   None of the employees
of MW or its subsidiaries are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years. MW and its subsidiaries have no supplemental benefit or incentive arrangements with their employees other than health insurance coverage and MW's incentive stock option plan.

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

Research and Development Expenditures

During the 1998 and 1999 fiscal years, the following amounts were spent by MW on research and development activities:

                  Year Ended           Year Ended
                  December 31, 1998    December 31, 1999
                  -----------------    -----------------
MW                $ 569,738            $ 678,162


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

Marketing

MW's marketing focus in the third and fourth quarter of 1999 was to introduce the MW2000 and it's microwave technology to the hair removal marketplace. The Company attempted to accomplish this primarily through national and local trade shows as well as through individual efforts of sales personnel. It was the Company's hope that this would set the ground work for generating future sale revenues.

During 1999, the Company expanded its outside sales force by contracting with several independent sales representatives and four major distributors. The Company's outside independent sales personnel grew to 35 in the fourth quarter of 1999.

The Company's inside sales department, located in Phoenix, AZ was composed of two people, a VP of global sales and a national sales manager. The VP of global sales was responsible for establishing and maintaining relationships and providing support to sales distribution networks world wide, as well as monitoring U.S. domestic sales. The national sales manager was responsible for developing new accounts, as well as working locally with independent sales representatives and distributors.

The independent sales representatives played an important role in introducing this new technology to the market place and developing sales leads. The
Company's independent sales representatives are each given responsibility for a specific geographical territory.

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

Item 4.  Submission of matters to a Vote of Security
Holders

The Company held its Annual Shareholders Meeting on December
10, 1999. At this meeting, the shareholders voted on the election of directors and approved the Incentive Stock
Option Plan. The following was the result of the election of directors:

                Votes       Votes   Votes                Broker
Nominee         For         Against Withheld Abstentions Non-Votes
--------------
Jan Wallace     5,852,290   250      0        0           0

Grace Sim       5,852,290   250      0        0           0

Elliot Smith    5,852,290   250      0        0           0

Jack Friedland  5,852,290   250      0        0           0

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


                                    HIGH       LOW
                                    ----       ----
1999**
First Quarter                       Not Trading*
Second Quarter                      $2.00      $1.00
Third Quarter                       $3.93      $1.75
Fourth Quarter                      $4.19      $2.66
---------------------------------------------------------------
*Trading of MW's stock did not begin until Second Quarter 1999.
** The prices are all "bid" prices.

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

MW also issued 2,500,000 common shares in a private placement to accredited investors at a price of $0.75 per share in compliance with Rule 506 of Regulation D of the Securities Act as follows:

(1) 1,500,000 shares in October,1998;

(2)    300,000 shares in March, 1999;
(3)    700,000 shares in June, 1999.

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

Item 6.  Management's Discussion and Analysis or Plan of
Operation

Over the past several months the Company has been faced
with a number of problems in bringing its new product to market. In addition to the more traditional difficulties of generating sales, its vice president of marketing and
national sales manager resigned in January, 2000.   Following
this, the Company has been actively involved in hiring and training new sales executives and personnel, but the process has been slow and costly.

The Company delivered 36 machines to doctors prior to December 31, 1999, however, because these deliveries did not meet all of the criteria required for the recognition of revenue by December 31, 1999, no revenue was recognized on the Company's books in 1999. This along with other complications from operations caused the Company to be unable to include its audited financial statements with its original 10K filing.

Management believes that the adverse results the Company experienced during the initiation of its sales activities were primarily attributable to the following:

1.	problems with the operation of its new microwave
system;
2.	the learning curve associated with the specialized
selling and training requirements of the new microwave
technology;
3.	the limited amount of internal resources and personnel
available to the Company.


Management believes that these difficulties will be overcome. The Company intends to expand its management and support personnel by employing a new C.E.O., C.F.O., marketing director, product and quality assurance manager, three clinical nurses, and an inventory/shipping manager by the beginning of the third quarter after it has obtained necessary financing. At that time, the Company plans to re-launch its product into the market.

The Company also anticipates expanding its clinical sites.
It is hoped that this expansion will provide the Company
with a number of peer review publications and clinical
white papers from medical luminaries in the field of
dermatology, pheblology, plastic surgery and other
specialties.   It may also provide individuals who can be
called upon to lecture on the merits of MW's microwave technology. Management expects to have one such article written by Dr. Nicholas Lowe available in the coming weeks.

The Company anticipates that it will require additional funds to continue operations in the second or third quarter of this year. The Company completed a private placement of 1,000,000 shares of the Company's common stock in January
2000. Net cash proceeds from this placement were $2,400,000. The Company intends to complete another equity offering to fund operations until sufficient funds are derived from sales revenues. For this purpose, the Company will also be looking for a strategic partner or strong national sales distribution organization to expand its sales opportunities. The Company has been able to raise funds through equity and debt offerings in the past, however, the Company can offer no guarantee that it will be able to raise sufficient funds in the future or that cash flows from revenues will ever be achieved. Failure to obtain additional financing or generate cash flows from revenues would have a material adverse effect on the Company.


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

The payment due on March 31, 1999 has not been received.
The Company re-negotiated a new payment schedule, but MCC defaulted on this obligation in July. The Company has submitted documentation to the defaulting party to restructure repayment of its obligations. The Company is currently considering the enforcement of its claim through litigation.

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

Additionally, as part of this spin off, Dynamic agreed to pay the Company $200,000 to help in its start-up. MW originally entered this item as a receivable and revenue in its general ledger. In 1999, Dynamic paid MW, $50,000 towards this debt. After careful review, the Company changed this entry to a capital transaction, thereby decreasing net income by $200,000 and reclassifying the receivable into stockholders' equity.

Assets

Total assets of the Company increased from $1,204,482 on December 31, 1998 to $4,117,108 on December 31, 1999, an
increase of $2,912,626 or 242%. The net change resulted primarily from an increase in cash, inventory and deposits. The Company's increase of its cash resulted from its sale of $3,000,000 in convertible debentures in July, the sale of its common stock and short-term borrowings. The Company's
$1,667,258 increase in inventory resulted from the initial production of its MW 2000 systems after receiving FDA approval in October 1999. Deposits consisted of the Company's payments of $1,350,000 to a manufacturer to collateralize the production of future
MW 2000 systems.

Liabilities And Stockholders Equity

All of the Company's asset growth during the year ended
December 31, 1999 was funded by increased stockholders' equity and short-term borrowings. Stockholders' equity was $2,324,564 as of December 31, 1999, compared to $998,364 as of December 31, 1998. The net increase in stockholders' equity resulted primarily from the conversion of the convertible debenture to common stock, the sale of common stock, the issuance of stock warrants and options, and the exercise of stock options, less the net loss from operations. In 1999, Dynamic contributed $50,000 as part of the spin-off agreement.

Common stock and additional paid in capital increased to $9,310,303 as of December 31, 1999, which was up from $3,441,528 as of December 31, 1998. This was primarily due to the sale and conversion of the Company's outstanding debentures into shares of common stock. In July 1999, the Company sold convertible debentures for $3,000,000 to a number of investors. All of these debentures were converted into shares of common stock in 1999. The issuance of stock warrants and options and the exercise of stock options also contributed to the increase in capital.

Other short-term borrowings were attributable to the Company's borrowing against a line of credit.

Results of Operations

The Company began its initial production of the MW 2000 machines and delivered 36 of these machines to clinical sites across the country. The Company did not record revenue for these machines, as the revenue recognition process was not complete as of December 31, 1999.

The Company's net operating loss increased to $4,592,575
for the year ended December 31, 1999, up from $1,936,570 for the year ended December 31, 1998, an increase of $2,656,005, or approximately 137%. This significant increase in the Company's net loss is primarily attributable to interest expense of $2,010,880 and the cost of bringing the Company's main product to market, including ramping up the marketing and production aspects of the business.

Selling, general and administrative expenses increased to $1,905,239 for the year ended December 31, 1999, up from $614,979 for the year ended December 31, 1998. This reflects an increase of $1,290,260, or 210%. This increase is primarily due to an increase in management fees of $448,535, partially due to the hiring of four officers and an increase in professional fees of $308,894. These expenses are expected to continue at this level or higher into the foreseeable future as the Company attempts to re-launch its product.

Research and development cost increased by $108,424 to $678,162 in 1999, up from $569,738 in 1998. These costs relate to the development of new applications for the Company's proprietary technology and clinical testing for the existing products prior to FDA approval. These expenses are expected to continue at this level or higher into the foreseeable future as the Company continues to investigate new applications of this technology, including treatment of spider veins, wrinkling and stretch marks.

Interest expense for the year ended December 31, 1999 was $2,010,880 compared to $0 for the year ended December 31, 1998. $1,000,000 of this expense was related to the beneficial conversion feature, and $671,248 was related to options and warrants granted and issued in connection with the debenture. There was also an additional $300,000 paid as commissions related to the offering that were charged to expenses as an adjustment to interest expense.

Despite initial efforts, the Company's sales have not met
management's expectations.   Management believes the
Company will begin generating revenues late in the second or during the third quarter of 2000 with significant revenues being generated in the fourth quarter. The Company has and continues to deal with a number of issues and problems regarding the use and operation of the MW 2000 by physicians and their staff. In response to these issues, management has implemented a continuing internal evaluation process that has resulted in planned modifications and upgrades to the MW 2000 machine, including such things as warning labels, instruction manuals, on-site training, and clinical support. Management believes that the MW 2000 machine will be ready for its re-launch in the late second or early third quarter of 2000.

Liquidity and Capital Resources

The Company used cash of $4,889,391 in its operating activities during the year ended December 31, 1999 as compared to $1,061,887 during 1998. Included in the Company's usage of cash is its increase in inventory and
deposits and other assets.   The increase in inventory is
due to the initial production of the MW 2000 machines, thirty six of which were shipped to clinical sites around the country. The increase in deposits and other assets is primarily caused by a $1,350,000 deposit placed with one of the Company's vendors to collateralize work in process. Significant non-cash items included in operating activities includes $1,671,248 of interest expense related to the beneficial conversion feature, warrants and options related to the convertible debenture offering. Also included as a non-cash item is the value of options granted to outside individuals who performed services for the Company in the amount of $262,553.

Cash flows provided by financing activities increased to $4,409,974 for the year ended December 31, 1999 compared to $1,171,062 for 1998. Financing activities in 1999 consisted of a $3,000,000 convertible debenture offering, the sale of equity securities and the exercise of stock options. The
Company also obtained a secured line of credit with a bank from which the Company borrowed $425,000 as of December 31, 1999.

In 1999, the Company was primarily involved in product development. The Company has only recently begun the production of its product and will require substantial additional financing in the future to continue the operation of its business. Management believes that it will be able to raise the money that is necessary, but currently does not have this financing in place.

Forward-Looking Statements

Many statements made in this report are forward-looking statements that are not based on historical facts. Because these forward-looking statements involve risks and uncertainties, there are important factors that could cause actual results to differ materially from those expressed or implied by these forward-looking statements. The forward-looking statements made in this report relate only to events as of the date on which the statements are made.

Impact of the Year 2000 Issue

The "Year 2000 problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". The Company has not experienced any difficulties as a result of this potential problem.

Item 7.  Financial Statements

The information required by this item is set forth in Item
13 of this Report.

Item 8.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures. A change was made in accountants as reported on the Company's 8K filed 11-10-99.

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

Common Stock    Bank Safe Deposit & Trust Co.
                C/O Mellon Bank
                Mellon Bank NA
                Three Mellon Bank Center
                Room 153-3015
                Pittsburgh, PA             1,544,549              8.42%

The Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Management

Common Stock    Jan Wallace                  500,000(1)           2.72%
                (Chairman)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Grace Sim                     50,000(2)           0.27%
                (Secretary/Treasurer)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Elliot Smith                  34,000(3)           0.19%
                (Director)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    Jack Friedland                     0(4)              0%
                (Director)
                6617 N. Scottsdale Road, Suite 103,
                Scottsdale, AZ 85250

Common Stock    All Officers and Directors   584,000              3.19%
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

Item 13.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K

Exhibits
--------

None

Financial Statements
--------------------

The Company's audited Financial Statements, as described below, are attached hereto.

1.	Audited Consolidated Financial Statements

(a)	Report of Independent Certified Public Accountants

(b)	Consolidated Balance Sheet

(c)	Consolidated Statements of Operations

(d)	Consolidated Statement of Stockholders'
Equity;

(e)	Consolidated Statements of Cash Flows;

(f)	Notes to Consolidated Financial Statements;


Exhibits
--------

S-8 filing incorporated by reference, effective 12-14-99.

May 12, 2000
MW Med-123199



                Financial Statements and Report of
                   Independent Certified Public
                            Accountants

                          MW Medical, Inc.

                    December 31, 1999 and 1998

                          C O N T E N T S


                                                               Page
                                                               ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                3

FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEET                                  4

      CONSOLIDATED STATEMENTS OF OPERATIONS                       5

      CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY              6

      CONSOLIDATED STATEMENTS OF CASH FLOWS                       7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  8

       REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
       --------------------------------------------------


Board of Directors
MW Medical, Inc.

We have audited the accompanying consolidated balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the year
December 31, 1999 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thorton LLP

Los Angeles, California
April 13, 2000

                         MW Medical, Inc.
                    CONSOLIDATED BALANCE SHEET
                        December 31, 1999


                            ASSETS

CURRENT ASSETS
  Cash                                                 $    394,832
  Restricted cash                                           500,000
  Inventory                                               1,667,258
  Deposits                                                1,350,000
  Other current assets                                      165,341
                                                       ------------

     Total current assets                                 4,077,431

PROPERTY AND EQUIPMENT, net                                  21,104

OTHER RECEIVABLES, net                                       18,573
                                                       ------------
                                                       $  4,117,108
                                                       ============


              LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
  Accounts payable                                     $  1,143,802
  Short-term borrowings                                     425,000
  Income taxes payable                                        2,400
  Accrued expenses                                          118,242
  Deposits                                                  103,100
                                                       ------------

Total current liabilities                                 1,792,544

COMMITMENTS AND CONTINGENCIES                                     -

STOCKHOLDERS' EQUITY
Common stock $.001 par value; authorized - 100,000,000
  shares issued and outstanding, 18,374,443                  18,375
Additional paid-in capital                                9,291,928
Note receivable from former parent                         (150,000)
Accumulated deficit                                      (6,835,739)
                                                       ------------
Total stockholders' equity                                2,324,564
                                                       ------------
                                                       $  4,117,108
                                                       ============

  The accompanying notes are an integral part of these statements.
                                4

                         MW Medical, Inc.
               CONSOLIDATED STATEMENTS OF OPERATIONS
                      Year ended December 31,

                                            1999           1998
                                       -------------- --------------

Selling, general and
  administrative expenses              $    1,905,239 $      614,979
Depreciation and amortization                  62,622         96,348
Research and development                      678,162        569,738
                                        ------------- --------------

Net operating loss                         (2,646,023)    (1,281,065)

Other income (expense)
Interest income                                66,728         17,425
Interest expense                           (2,010,880)             -
                                        ------------- --------------
                                           (1,944,152)        17,425
                                        ------------- --------------

    Net loss from continuing operations
      before income taxes                  (4,590,175)    (1,263,640)

Income tax expense                              2,400            800
                                        ------------- --------------

    Net loss before discontinued
      operations                           (4,592,575)    (1,264,440)

Discontinued operations
  Sale of subsidiary                                -       (477,862)

Operations of subsidiary sold
  April 1, 1998                                     -       (194,268)
                                        ------------- --------------

                                                    -       (672,130)
                                        ------------- --------------

    NET LOSS                            $  (4,592,575)$   (1,936,570)
                                        ============= ==============

Basic and diluted earnings per share
  Net loss from continuing operations   $       (0.27)$        (0.08)
  Net loss from discontinued operations             -          (0.05)
                                        ------------- --------------
     Net loss                           $       (0.27)$        (0.13)
                                        ============= ==============

Weighted-average number of common shares   16,912,700     14,462,285
                                        ============= ==============


  The accompanying notes are an integral part of these statements.
                                5

                         MW Medical, Inc.
          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                Two years ended December 31, 1999



                                              Note
                                    Addit-    receiv-
                                    ional     able                     Total
                  Common stock      paid-     from        Accum-      stock-
                  ------------      in        former      ulated     holders'
                 Shares  Amount     capital   parent     deficit      equity
                 ------  ------  ----------   ------     -------  -----------
BALANCE,
  January
  1, 1998    14,223,929 $14,224  $   35,876 $      -  $ (306,594) $ (256,494)

Issuance of
  common
  stock for
  cash        1,500,000   1,500   1,009,513        -           -   1,011,013
Subsidiary
  adjustment          -       -      10,608        -           -      10,608
Debt
  forgiveness
  and note
  receivable
  from former
  parent              -       -   2,369,807 (200,000)          -   2,169,807
Net loss              -       -           -        -  (1,936,570) (1,936,570)
                 ------  ------  ----------   ------     -------  -----------

BALANCE,
  December
  31, 1998   15,723,929  15,724   3,425,804 (200,000) (2,243,164)    998,364

Issuance of
  common
  stock,
  net of
  issuance
  costs       1,000,000   1,000     673,974        -           -     674,974

Beneficial
  conversion
  feature in
  debentures          -       -   1,000,000        -           -   1,000,000

Convertible
  debentures
  converted to
  common
  stock       2,575,514   2,576   2,997,424        -           -   3,000,000

Stock
  warrants
  and
  options
  granted in
  connection
  with
  debentures          -       -     671,248        -           -     671,248

Retirement
  of stock   (1,185,000) (1,185)      1,185        -           -           -

Exercise
  of stock
  options       260,000     260     259,740        -           -     260,000

Stock
  options
  granted
  for
  services            -       -     262,553        -           -     262,553

Capital
  Contrib-
  ution
  by former
  parent              -       -           -   50,000           -      50,000

Net loss              -       -           -        -  (4,592,575) (4,592,575)
                 ------  ------  ----------   ------     -------  -----------
BALANCE,
  December
  31, 1999   18,374,443 $18,375 $ 9,291,928$(150,000)$(6,835,739) $2,324,564
             ========== ======= =========== ======== ===========  ==========


  The accompanying notes are an integral part of these statements.
                                6

                         MW Medical, Inc.
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Year ended December 31,

                                            1999           1998
                                       -------------- --------------
Cash flows from operating activities

Net loss                               $  (4,592,575) $  (1,936,570)

Adjustments to reconcile net loss to
  cash used in operating activities:

    Depreciation and amortization             62,622        134,925

    Loss on sale of subsidiary                     -        477,862

    Non-cash consideration in sale
      of subsidiary                                -        303,125

    Amortization of discount on
      convertible debentures                 671,248              -

    Stock options granted for services       262,553              -

    Interest expense related to
      beneficial conversion feature        1,000,000              -

    Bad debt expense                         183,125         60,000

    Changes in assets and liabilities

      Increase in accounts receivable              -       (233,519)

      Increase in other receivable           (14,340)             -

     (Increase) decrease in inventories   (1,667,258)        80,636

      Increase in restricted cash           (500,000)             -

      Increase in deposits and other
        current assets                    (1,456,192)      (109,157)

      Increase in accounts payable         1,073,036        124,436

      Increase in accrued expenses           117,204              -

      Decrease in accrued expenses -
        related party                       (132,714)             -

      Increase in deposits payable           103,100         34,775

      Increase in income taxes payable           800          1,600
                                       -------------- --------------
        Net cash used in
          operating activities            (4,889,391)    (1,061,887)


Cash flows from investing activities

  Payment of loan-other                            -         (3,915)

  Purchase of equipment                      (16,034)       (13,493)

  Proceeds from sale of subsidiary                 -        410,534
                                       -------------- --------------
        Net cash (used in) provided
         by investing activities             (16,034)       393,126



   The accompanying notes are an integral part of these statements.
                                  7

                           MW Medical, Inc.
          CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                        Year ended December 31,



                                            1999           1998
                                       -------------- --------------

Cash flows from financing activities

  Borrowings - former parent                       -        170,000

  Proceeds from convertible debt offering  3,000,000              -

  Principal payment from debt                      -         (9,951)

  Capital contribution from former parent     50,000              -

  Borrowings from - related party                  -        100,000

  Repayments of loans - related party              -       (100,000)

  Proceeds from short-term borrowings        425,000              -

  Sale of common stock                       934,974      1,011,013
                                       -------------- --------------

       Net cash provided by financing
         Activities                        4,409,974      1,171,062
                                       -------------- --------------

       (Increase) decrease in cash          (495,451)       502,301

Cash at beginning of year                    890,283        387,982
                                       -------------- --------------

Cash at end of year                      $   394,832    $   890,283
                                       ============== ==============


Supplemental information

  Cash paid for interest                 $   321,472    $     9,824

  Cash paid for income taxes             $     1,600    $       800


Non-Cash Financing Activities:
------------------------------

The Company issued $3,000,000 of convertible debentures with detachable warrants and a beneficial conversion feature. Included in operating activities is $1,000,000 of interest expense related to the beneficial conversion feature and $671,248 of interest expense related to the discount on the debt. As of December 31, 1999, all of the convertible debentures were converted to equity.

The Company stock granted options valued at $262,553 for certain services.


   The accompanying notes are an integral part of these statements.
                                  8

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

MW Medical, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 4, 1997. The Company is currently engaged in the development of technology relating to the use of microwave energy for medical applications. Through its subsidiary, Microwave Medical Corporation ("MMC"), the Company produces and distributes medical devices utilizing the Company's proprietary microwave technology.

Prior to April 1, 1998, the Company was also engaged in the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through its subsidiary, P & H Laboratories ("P&H"). During 1998, the Company decided to discontinue doing business in this industry, and consequently sold the net assets of P&H.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries, MMC and MMC's German based subsidiary, Microwave Medical ("GmbH"), which was formed in late 1997, and P&H through the date of the sale. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk
---------------------

The Company outsources the majority of its manufacturing to one supplier. The reliance on a limited number of vendors is subject to several risks, including economic disruptions and price fluctuations, any one of which could have a material adverse effect on the Company's business and results of operations.

The Company maintains several accounts with established financial institutions. The balances in these institutions exceed insured amounts by approximately $683,000 at December 31, 1999. The Company believes there is little risk of loss based on its use of high quality institutions.

Revenue Recognition
-------------------

Revenue related to sales to end customers and to distributors are recognized upon shipment, when the price to the purchaser is fixed, there are not significant obligations for future performance and the purchaser's obligation is not contingent on resale of related merchandise.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Deposits
--------

Deposits represent payments made to a supplier, which performs the majority of the Company's manufacturing. The supplier requires that the Company maintain an ongoing deposit with the supplier as collateral for goods in process.

Inventory
---------

Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost (principally using First-in, First-out) or market.

Research and Development Costs
------------------------------

Research and development costs are generally charged to operations as incurred. Research and development costs that have an alternative future use are capitalized. The total amount of research and development costs captialized in 1999 was $107,528. No research and development costs were capitalized in 1998.

Stock-Based Compensation
------------------------

The Company accounts for stock-based awards in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25"), which requires that compensation cost be recorded based on the intrinsic value of the award at the grant date and recognized over the service period. The Company, in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" (SFAS 123), provides pro-forma disclosures of net earnings (loss) and earnings (loss) per share as if the fair value based method of accounting for awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

Estimates
---------

The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Depreciation and Amortization
-----------------------------

Depreciation and amortization of property and equipment are computed principally using the straight-line and accelerated methods with useful lives ranging from 17 months to 8 years.

Income Taxes
------------

The Company accounts for income taxes under the asset and liability method. Deferred taxes and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such taxable differences are expected to be recovered or settled. The effect on deferred tax assets and liabilties of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss per Share
------------------

Basic and diluted loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. The Company's diluted loss per share does not include any common stock equivalents, as their effect is antidilutive.

Stock options and stock purchase warrants to purchase shares on common stock that were outstanding during 1999 which were not included in the computation of diluted loss per share because the impact would have been antidilutive were 1,745,000 and 600,000, respectively.

Reclassifications
-----------------

Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE B - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations and may continue to incur operating losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken steps which it believes are sufficient to provide the Company with the ability to continue its operations over the near term. In January 2000, the Company raised $2,400,000 through the sale of common stock in connection with a private placement memorandum. The Company also began to ship its initial product at the end of the year and expects to receive cash flows from such products within the near term. As of the end of the first quarter of 2000, the Company has not recognized any sales revenue. The Company expects that the proceeds from those activities will be sufficient to fund activities in the near term. The Company is actively pursuing additional financing. However, there can be no assurance that the Company will be able to complete any additional financing.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE C - INVENTORY

At December 31, 1999, inventory was comprised of the following:

                Raw materials             $       136,586
                Finished goods                  1,530,672
                                          ---------------
                                               $1,667,258
                                          ---------------

Prior to December 31, 1999, the Company shipped approximately
$1,300,000 of the above inventory to selected customers.
Revenue related to these shipments was not recognized in 1999 due to the earnings process not being complete.


NOTE D -  PROPERTY AND EQUIPMENT

		Property and equipment consist of the following at December
31, 1999:


            Machinery & equipment              $237,464
            Other                                33,562
                                             ----------
                                                271,026
            Less accumulated depreciation      (249,922)
                                             ----------
                                              $  21,104
                                             ----------



NOTE E - NOTE RECEIVABLE RELATED PARTY

In 1998, the Company was spun off from its former parent, Dynamics Corporation ("Dynamics"). As part of the spin-off transaction, the Company issued stock on a one-for-one basis to the shareholders of Dynamics. In return, the Company received its subsidiaries, MMC and P&H, had debt forgiven in the amount of $2.1 million and a note receivable from its former parent for $200,000. As of December 31, 1999, $150,000 of the note receivable remains unpaid and is included as an offset to equity.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998

NOTE F - SHORT -TERM BORROWINGS

The Company has a line of credit with a bank in the amount of $500,000, of which $425,000 was outstanding as of December 31, 1999. The line of credit accrues interest at 8.5% per annum and expires on June 12, 2000. The line of credit is collateralized by a certificate of deposit in the amount of $500,000. The certificate of deposit is included in restricted cash as of December 31, 1999.


NOTE G - STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

During 1999, the Company offered and sold 1,000,000 shares of common stock through a private placement memorandum dated January 15, 1999, at a price of $.75 per share. Cash proceeds, net of issuance costs, were $674,974. The Company granted stock options to acquire 130,000 shares of common stock in exchange for services related to the sale of such offering. These stock options were valued at $84,563 and were charged to additional paid-in-capital.

On July 14, 1999, the Company entered into a convertible debenture agreement in which it agreed to sell to certain named investors a total of $3,500,000 of 8% Convertible Debentures due July 31, 2000. The convertible debentures were convertible upon issuance into registered shares of common stock at 75% of the fair market value of the stock when converted, or $2.75 per share, whichever is lower. The debt matures and the conversion option expires in July 2000.

Substantially all of the debentures were converted shortly after issuance. The first closing of $3,000,000 occurred on July 23, 1999. Concurrently, three of the investors agreed to purchase the balance of $500,000 of convertible debentures upon the registration of the common stock as required by a registration rights agreement. The Company completed the registration of the common stock in November 1999. As of December 31, 1999 the remaining $500,000 of the debentures has expired.

In connection with the agreement, the Company granted stock purchase warrants to the investors of the debentures to acquire up to 350,000 shares of common stock at a price of $2.75 per share. As a result, the Company recorded a discount to debentures of $252,000, which was charged to interest expense upon conversion of the convertible debt. At December 31, 1999, all warrants are exercisable and no warrants have been exercised. The warrants expire in July 2002.

The Company allocated a portion of the convertible debentures to the embedded beneficial conversion feature contained in the convertible debentures and charged it to paid-in capital. The portion allocated to the beneficial conversion feature totaled $1,000,000, which was

                         MW Medical, Inc.
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   December 31, 1999 and 1998


charged to interest expense at the date of issuance.

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE G - STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES -
Continued

The Company granted stock purchase warrants to the underwriters of the debentures to purchase up to 250,000 shares of common stock at a price of $3.3125 per share. The Company also granted 150,000 options at $1.00 per share to certain individuals as commissions related to the sale of the debentures. As of December 31, 1999, all stock warrants and 50% of the options are exercisable and no warrants or options have been exercised. These warrants and stock options expire in July 2002 and September 2002, respectively. The Company recorded debt issuance costs of $419,248 which were charged to operations upon conversion of the convertible debt.


NOTE H - STOCK OPTIONS

In March 1999, the Company authorized 2,500,000 shares of its common stock to be utilized in an incentive compensation program. The Company granted 2,250,000 options in 1999. No options were granted in 1998. The stock options vest and become exercisable as follows: 50% at the date of grant and 50% one year from the date of grant. The stock options were granted at the market value of the Company's common stock on the date of grant.

At December 31, 1999, there were 250,000 additional common stock shares available for grant under the Plan. A summary of the activity related to this plan is as follows:


                                   Weighted
                           average exercise
                                      price          Options
                           ----------------    -------------

Balance at
  December 31, 1998                       -                -
    Options granted                   $1.39        2,250,000
    Options forfeited                 $1.00         (245.000)
    Options exercised                 $1.00         (260,000)
                                               -------------
Balance at
  December 31, 1999                  $ 1.48        1,745,000
                                               =============

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE H - STOCK OPTIONS - Continued

The following information applies to options outstanding at December 31, 1999:

               Options outstanding               Options exercisable
            ---------------------------------    ---------------------
                        Wtd. avg.    Wtd. avg.               Wtd. avg.
                 Number remaining    exercise    Number      exercise
            Outstanding life (years) price       exercisable price
            ----------- -----------  --------    ----------- ---------
Exercise
Price
$1.00 -
     $3.31  $ 1,745,000     2.61      $ 1.42         872,500  $  1.42
            =========== ===========  ========    =========== =========


The Company recognized compensation cost of $376,624 under the Plan for the year ended December 31, 1999. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:


Net loss                  As reported     $ (4,592,575)
                          Pro forma       $ (5,331,676)

Basic loss per share      As reported     $      (0.27)
                          Pro forma       $      (0.32)


These proforma numbers may not be representative of future disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 1999: Risk-free interest rate of 6.50 percent, expected lives of 5 years and volatility of 100%. The weighted-average fair value of options granted during 1999 was $1.07.

      \
                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE I - INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred net operating losses from the commencement of operations through December 31, 1999. At December 31, 1999, the Company has net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $4,200,000; such carryforwards expire in various years through 2019. The Company also has $3,450,000 of net operating loss carryforwards available to offset future state taxable income that expires in various years through 2004. Deferred tax assets total approximately $1,800,000 and include the effects of these net operating loss carryforwards as well as certain expenses that are reported for financial statement and income tax purposes in different periods. The Company has provided a valuation allowance to offset all net deferred tax assets due to the uncertainty of realization.


NOTE J - COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancelable operating leases for property and equipment as of December 31, 1999. The leases require monthly payments ranging from $1,800 to $4,900 and expire at various dates through December 2002. The future lease payments are as follows:


2000                                       $  68,000
2001                                          61,000
2002                                          63,000
                                           ---------
                                            $192,000
                                           =========

The Company is involved in various lawsuits arising from its normal operations. It is the opinion of management, in consultation with counsel, that the outcome of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.


NOTE L - SALE OF P&H LABORATORIES

Effective April 1, 1998, the Company sold its subsidiary, P&H, for total consideration of $653,659. The consideration included $160,534 in cash, notes receivable of $493,125 and management services valued at $240,000. As of December 31, 1999 the remaining outstanding note receivable and management services balances were $243,125 and $60,000 respectively. The payor of the note defaulted on the payments for the remaining $243,125 and as of December 31, 1999

                         MW Medical, Inc.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   December 31, 1999 and 1998


NOTE L - SUBSEQUENT EVENT

In January 2000, the Company sold approximately, 1,000,000 shares of common stock in connection with the private placement memorandum dated December 15, 1999. Cash proceeds from the sale, net of issuance costs, were $2,400,000.

                      Smith & Company
A Professional Corporation of Certified Public Accountants

                INDEPENDENT AUDITOR'S REPORT


Board of Directors
MW Medical, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity, and cash flows of MW Medical, Inc. and Subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders' equity, and cash flows of MW Medical, Inc. and Subsidiaries for the year ended December 31, 1998, in conformity with generally accepted accounting principles.




                                    /s/ Smith & Company
                                    CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 12, 1999

     A Professional Corporation of Certified Public Accountants
     10 West 100 South, Suite 700 * Salt Lake City, Utah 84101-1554
        Telephone: (801) 575-8297 * Facsimile: (801) 575-8306
                  E-mail: smith&co@smithandcocpa.com

   Members: American Institute of Certified Public Accountants *
         Utah Association of Certified Public Accountants

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.


By:   /s/ Jan Wallace
      ___________________________________
      Jan Wallace, Director, President and CEO
      Date: May 15, 2000


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Grace Sim
     ___________________________________
	Grace Sim, Director, Secretary and Treasurer,
      Chief Financial Officer and Controller
      Date: May 15, 2000



By:   /s/ Elliot Smith
	___________________________________
	Elliot Smith, Director
	Date: May 15, 2000


By:   /s/ Jack Friedland
      ___________________________________
      Jack Friedland, Director
      Date: May 15, 2000