Form 10QSB
period 2000-03-31
MW MEDICAL INC
filed 2000-05-19
CIK 1059577

                        UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, DC 20549


                        FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities
Exchange Act of 1934

	For the transition period from 		to

Commission File Number 001-14297
                       ---------

                      MW Medical, Inc.
-----------------------------------------------------------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                 86-0907471
-------------------------------        ------------------
(State or other jurisdiction of        (IRS Employer
incorporation)                         Identification No.)

   6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85250
   -------------------------------------------------------------
            (Address of principal executive offices)

                        (480) 483-8700
          ----------------------------------------------
          Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

         Class                         Outstanding as March 31, 2000
------------------------------------   -----------------------------
$.001 par value Class A Common Stock        19,359,434  shares

Transitional Small Business Disclosure Format (Check one): Yes [  ]
No [ X ]

                PART I - FINANCIAL INFORMATION

Item 1.	 Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March
31, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         MW Medical, Inc.

                   CONSOLIDATED BALANCE SHEETS


                                                    March 31,  December 31,
                                                        2000          1999
                                                 -----------   -----------
                             ASSETS              (Unaudited)

CURRENT ASSETS
  Cash                                           $ 1,147,311   $   394,832
  Restricted Cash                                    500,000       500,000
  Inventory                                        2,098,638     1,667,258
  Deposits                                         1,350,000     1,350,000
  Other current assets                               148,906       165,341
                                                 -----------   -----------
      Total current assets                         5,244,855     4,077,431

PROPERTY, PLANT AND EQUIPMENT, net                   114,870        21,104

OTHER RECEIVABLES, net                                 2,346        18,573
                                                 -----------   -----------
                                                 $ 5,362,071   $ 4,117,108
                                                 ===========   ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                               $ 1,058,927   $ 1,143,802
  Short-term borrowings                              465,000       425,000
  Income taxes payable                                 2,400         2,400
  Accrued expenses                                   116,988       118,242
  Deposits                                           303,565       103,100
                                                 -----------   -----------
      Total current liabilities                    1,946,880     1,792,544

STOCKHOLDERS' EQUITY
  Common stock $.001 par value;
    authorized - 100,000,000
    shares issued outstanding 19,433,443
    and 18,374,443 as of March 31, 2000
    and December 31, 1999, respectively               19,434        18,375
Additional paid-in capital                        11,748,868     9,291,928
Note receivable from former parent                  (150,000)     (150,000)
Accumulated deficit                               (8,203,111)   (6,835,739)
                                                 -----------   -----------
Total stockholders' equity                         3,415,191     2,324,564
                                                 -----------   -----------
                                                 $ 5,362,071   $ 4,117,108
                                                 ===========   ===========

                         MW Medical, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                               Three months ended March 31,
                                               ---------------------------
                                                    2000          1999
                                                 -----------   -----------

Revenue                                          $         -   $         -
Cost of sales                                              -             -
                                                 -----------   -----------
Gross profit                                               -             -

Selling, general and administrative expenses       1,124,905       254,535
Depreciation and amortization                          4,945        24,672
Research and development                             242,946       117,515
                                                 -----------   -----------
      Net operating loss                          (1,372,796)     (396,722)

Interest income (expense)                              7,024         7,956
                                                 -----------   -----------
      Net loss from continuing operations
        before income taxes                       (1,365,772)     (388,766)
Income tax expense                                     1,600           800
                                                 -----------   -----------
      NET LOSS                                   $(1,367,372)  $  (389,566)
                                                 ===========   ===========

Net loss per weighted average share              $     (0.07)  $     (0.02)
                                                 ===========   ===========

Weighted average number of common shares
   used to compute net loss per
   weighted average share                         19,276,221    15,788,929
                                                 ===========   ===========

                         MW Medical, Inc.

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                               Three months ended March 31,
                                               ---------------------------
                                                    2000          1999
                                                 -----------   -----------

Cash flows from operating activities
  Net loss                                       $(1,367,372)  $  (389,566)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation                                     4,945        24,672
      Changes in assets and liabilities
        Increase (decrease) in accounts receivable         -        50,200
        Increase (decrease) in inventories          (431,380)            -
        Increase  in other receivable                 12,835             -
        Increase in prepaid expenses and other        16,227        53,984
        Increase (decrease) in accounts
          payable and accrued expenses               (86,129)        6,384
        Increase in deposits                         200,465             -
        Decrease in income taxes payable                   -          (800)
                                                 -----------   -----------
Net cash used in operating activities             (1,650,409)     (255,126)
                                                 -----------   -----------

Cash flows from investing activities
  Purchase of equipment                              (95,111)            -
                                                 -----------   -----------
      Net cash used in investing activities          (95,111)            -
                                                 -----------   -----------

                         MW Medical, Inc.

                           (Unaudited)


                                               Three months ended March 31,
                                               ---------------------------
                                                    2000          1999
                                                 -----------   -----------

Cash flows from financing activities
  Proceeds from line of credit                        40,000             -
  Sale of common stock                             2,400,000       101,250
  Stock options exercised                             57,999             -
                                                 -----------   -----------
      Net cash provided by financing activities    2,497,999       101,250
                                                 -----------   -----------
      Increase (decrease) in cash and
        cash equivalents                             752,479      (153,876)

Cash and cash equivalents at beginning of
  period                                             394,832       890,283
                                                 -----------   -----------
Cash and cash equivalents at end of period       $ 1,147,311   $   736,407
                                                 ===========   ===========

Supplemental information
  Cash paid for interest                         $     6,395   $         -
  Cash paid for income taxes                     $         -   $     1,600

                         MW Medical, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    March 31, 2000 (Unaudited)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE B - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise.

                        MW Medical, Inc.

                  March 31, 2000 (Unaudited)


NOTE B - REALIZATION OF ASSETS - Continued

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue its operations over the near term: In January 2000, the Company raised $2.4 million through the sale of common stock in connection with a private placement memorandum. The Company also began to ship its initial product at the end of the year and expects to receive cash flows from such products within the near term. The Company expects that the proceeds from those activities will be sufficient to fund activities in the near term, while it actively pursues additional financing. However, there can be no assurance that the Company will be able to complete any additional financing.


NOTE C - EQUITY

In January 2000, the Company sold 1,000,000 shares of common stock in a private placement memorandum dated December 15, 1999. Cash proceeds, net of issuance costs, were $2,400,000. In connection with the private placement, the Company issued warrants to purchase 100,000 share of the Company's common stock. These warrants were valued at approximately $161,000.

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Through the first quarter 2000, the Company has concentrated on re-structuring its management and organization, and has been working to solve problems with its MW 2000 machine, its product sales and its training and supportive clinical documentation programs.

The Company has a new national sales manager, an in-house sales person and a seasoned distributor. The Company is also in the process of adding replacement and additional support personnel, including a new C.E.O., C.F.O., marketing director, product and quality assurance manager, three clinical nurses and an inventory/shipping manager. Management hopes to have the new people in these positions by the beginning of the third quarter, but will need to secure financing before this task can be completed. At that time, the Company also plans to re-launch its product into the market.

The Company has also expanded its clinical sites. It is hoped that this expansion will provide the Company with a number of peer review publications and clinical white papers from medical luminaries in the field of dermatology, pheblology, plastic
surgery and other specialties.   It may also provide individuals
who can be called upon to lecture on the merits of MW's microwave technology. Management expects to have one such article written by Dr. Nicholas Lowe available in the coming weeks.

Management believes that it will require additional funds to continue operations in the second or third quarter of this year. The Company completed a private placement of 1,000,000 shares of the Company's common stock in January 2000. Net cash proceeds from this placement were $2,400,000. The Company intends to complete another equity offering to fund operations until sufficient funds are derived from sales revenues. For this purpose, the Company will also be looking for a strategic partner or strong national sales distribution organization to expand its sales opportunities. The Company has been able to raise funds through equity and debt offerings in the past; however, the Company can offer no guarantee that it will be able to raise sufficient funds in the future or that cash flows from revenues will ever be achieved. Failure to obtain additional financing or generate cash flows from revenues would have a material adverse effect on the Company.

Assets

Total assets of the Company increased to $5,362,071 on March 31, 2000 from $4,117,108 on December 31, 1999, an increase of $1,244,963 or 30%. The net change resulted primarily from an increase in cash and inventory. The Company's increase of its cash resulted primarily from its sale of $3,000,000 in common stock in January 2000. The increase in inventory of approximately $431,000 is the result of the Company's initial production of its MW 2000 systems in anticipation of the product re-launch later this year.

Liabilities And Stockholders' Equity

The Company's asset growth for the three months ending March 31, 2000 was funded by increased stockholders' equity and short-term borrowings. Stockholders' equity increased $1,090,627, or 47%, to $3,415,191 as of March 31, 2000. The net increase in stockholders' equity resulted primarily from the sale of common stock, approximately $2,400,000, net, and the exercise of stock options, less the net loss from operations.

Short-term borrowings were made from the Company's line of credit.

Results of Operations

The Company began its initial production of the MW 2000 machines and delivered 36 of the machines to clinical sites across the country. Of these 36 machines, the Company has taken back four machines, 10 are with its national distributor pending order placement, 10 are involved in clinical trials and 12 have been returned to the Company's inventory to receive upgrades or other product modification.

Net loss for the three months ended March 31, 2000 was $1,367,372 compared to a loss of $389,566 during the same period in 1999. This increase in the net loss was caused by the Company ramping up production and establishing the necessary internal infrastructure to accommodate the projected growth expected in connection with the re-launch of the MW 2000 machine.

General and administrative expenses for the three months ended March 31, 2000 were $1,124,905 compared to $254,535 for the same period in 1999. This reflects an increase of $870,370, or 342%. This increase was primarily due to advertising and promotion cost involved in bringing the product to market and an increase in professional fees.

Research and development expenses were $242,946 for the three months ended March 31, 2000 compared to $117,515 for the same period in 1999. The increase of $125,431 reflects the Company's continued research into additional applications for its microwave technology.

Depreciation and amortization expenses for the three months ended March 31, 2000 were $4,945 compared to $24,672 for the same period in 1999. The decrease in depreciation was due to a decrease in the amount of depreciable assets. Depreciable assets as of December 31, 1999 and for the majority of the first quarter of 2000 totaled approximately $21,100.

Despite initial efforts, the Company's sales have not met
management's expectations.   Management believes the Company will
begin generating revenues late in the second or during the third quarter of 2000 with significant revenues being generated in the fourth quarter. The Company has and continues to deal with a number of issues and problems regarding the use and operation of the MW 2000 machine by physicians and their staff. In response to these issues, management has implemented a continuing internal evaluation process that has resulted in planned modifications and upgrades to the MW 2000 machine, including such things as warning labels, instruction manuals, on-site training, and clinical support. Management believes that the MW 2000 machine will be ready for its re-launch in the late second or early third quarter of 2000.

Liquidity and Capital Resources

As of March 31, 2000, the Company had $1,147,311 in cash. During the first quarter of 2000, The Company completed a private placement of 1,000,000 shares of the Company's common stock. Net cash proceeds from this placement were $2,400,000.

The Company used cash of $1,650,409 in its operating activities during the three months ending March 31, 2000 compared to $255,126 for the same period in 1999. In the first quarter of 2000, the Company was primarily involved in product upgrades, re-structuring management and in enhancing internal procedures. The Company has only begun the production of the MW 2000 in the fourth quarter of 1999 and will require substantial additional financing in the future to continue the operations. Management intends to obtain financing through additional equity offerings until such time as cash flows from operations are sufficient to support the Company. Management believes that it will be able to raise the money that is necessary, but currently does not have this financing in place.

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


Item 3.

     None

Item 4.

     None

                   PART II - OTHER INFORMATION

Item 5.

     None

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits
     Financial Data Schedule

(b)	Reports on Form 8-K
     None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             MW Medical, Inc.


DATED:      May 18, 2000     /s/ Grace Sim
                             --------------------------------------------
                             Grace Sim, Secretary, Treasurer and Director