Form 10QSB
period 2000-06-30
MW MEDICAL INC
filed 2000-08-10
CIK 1059577

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from           to

Commission File Number 001-14297
                       ---------

                         MW Medical, Inc.
                         ----------------
  (Exact name of Small Business Issuer as specified in its charter)

Nevada                                86-0907471
------                                ----------
(State or other jurisdiction of       (IRS Employer
incorporation)                        Identification No.)

   6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85250
   -------------------------------------------------------------
               (Address of principal executive offices)

                          (480) 315-8600
                          --------------
         Issuer's telephone number, including area code


   State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

            Class                      Outstanding as June 30, 2000
------------------------------------   ----------------------------
$.001 par value Class A Common Stock   19,432,443  shares

Transitional Small Business Disclosure Format (Check one):
Yes  [   ] No [ X ]

                     PART I - FINANCIAL INFORMATION

Item 1.	 Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                         MW Medical, Inc.

                   CONSOLIDATED BALANCE SHEET



                                                      June 30,
                                                         2000
                                                   -----------
                         ASSETS                     (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                       $    66,253
   Restricted cash                                     500,000
   Inventory                                         2,786,302
   Deposits                                            107,600
   Prepaid expenses and other current assets            30,729
                                                   -----------
       Total current assets                          3,490,884

PROPERTY, PLANT AND EQUIPMENT, net                     203,959

OTHER RECEIVABLES, net                                   2,340
                                                   -----------
                                                   $ 3,697,183
                                                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $   182,498
   Line of credit                                      465,000
   Deposits                                             10,000
   Accrued expenses                                    165,185
   Note payable - related party                        100,000
                                                   -----------
       Total current liabilities                       922,683

STOCKHOLDERS' EQUITY

   Common stock $.001 par value;
     authorized - 100,000,000 shares issued
     and outstanding - 19,432,443                       19,432
   Additional paid in capital                       11,748,871
   Note receivable related party                      (150,000)
   Accumulated deficit                              (8,843,803)
                                                   -----------
                                                     2,774,500
                                                   -----------
       Total stockholders' equity                  $ 3,697,183
                                                   ===========

                         MW Medical, Inc.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)


                     Three months ended June 30,   Six months ended June 30,
                     ---------------------------   -------------------------
                     2000                   1999   2000                 1999
                     ------------   ------------   -----------   -----------
Sales, net           $          -   $          -   $         -   $         -
Cost of sales                   -              -             -             -
                     ------------   ------------   -----------   -----------
                                -              -             -             -
General and
  administrative
  expenses                264,049        222,785     1,388,954       477,320
Depreciation and
  amortization             23,454         24,672        28,399        49,344
Research and
  Development             364,802        144,636       607,748       262,151
                     ------------   ------------   -----------   -----------
Net operating loss       (652,305)      (392,093)   (2,025,101)     (788,815)

Interest income, net       11,613          5,684        18,637        13,640
                     ------------   ------------   -----------   -----------

Loss from continuing
  operations before
  income taxes           (640,692)      (386,409)   (2,006,464)     (775,175)
Income tax expense              -              -         1,600           800
                     ------------   ------------   -----------   -----------

NET LOSS             $   (640,692)  $   (386,409)  $(2,008,064)  $  (775,975)
                     ============   ============   ===========   ===========

Net loss per
  weighted average
  share                     (0.03)  $      (0.02)  $     (0.10)  $     (0.05)
                     ============   ============   ===========   ===========

Weighted average
  number of common
  shares used to
  compute net loss
  per weighted
  average share        19,432,443     16,232,262    19,358,868    16,003,096
                     ============   ============   ===========   ===========

                         MW Medical, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)


                                             Six months ended June 30,
                                             -------------------------
2000	1999
                                             ------------  -----------

Cash flows from operating activities
   Net Loss                                  $(2,008,064)  $  (775,975)
   Adjustments to reconcile net loss
     of cash used in operating activities:
       Depreciation and amortization              28,399        49,344
       Changes in assets and liabilities
         (Increase) decrease accounts
           receivable                                  -        47,010
         Increase inventories                 (1,119,044)            -
         Decrease prepaid expenses and other   1,393,246        47,024
         Increase (decrease) accounts
           payable and accrued expenses         (914,361)      451,116
         Increase (decrease) deposits            (93,100)       10,000
         Decrease income taxes payable            (2,400)         (800)
                                             ------------  -----------

       Net cash used in operating activities  (2,715,324)     (172,281)
                                             ------------  -----------
Cash flows used in investing activities
   Purchase of equipment                        (211,254)     (900,000)
Cash flows from financing activities
   Proceeds from loans                           140,000       425,000
Sale of common stock                           2,457,999       675,000
                                             ------------  -----------
       Net cash provided by financing
         Activities                            2,597,999     1,100,000
                                             ------------  -----------
       (Decrease) increase in cash              (328,579)       27,719

Cash at beginning of period                      394,832       890,283
                                             ------------  -----------
Cash at end of period                        $     66,253  $   918,002
                                             ============  ===========

Supplemental information
  Cash paid for interest                     $      9,169  $     3,963
  Cash paid for income taxes                 $      3,200  $     1,600

                         MW Medical, Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2000 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.


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

Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue its operations over the near term: The Company raised $2.4 million and $210,000 through the sale of common stock in connection with private placement memorandums in January and July 2000, respectively. The Company expects to ship its first sales units by the targeted August re-launch and expects to receive cash flows from such products subsequent to those shipments. The Company expects that the proceeds from those activities will be sufficient to fund activities in the near term, while it actively pursues additional financing. However, there can be no assurance that the Company will be able to complete any additional financing.


NOTE C - RELATED PARTY

In June 2000, the Company borrowed $100,000 from Jan Wallace, the President and Chairman of the Board of Directors of the Company, and signed a loan agreement to make available an
additional $100,000 to the Company.   The note for $100,000
accrued interest at a rate of 10% and was to mature in September 2000. This note, however, was converted to equity on July 17, 2000 when it was used by agreement with Ms. Wallace to purchase 200,000 shares of common stock as part of the current private placement being sold by the Company. In addition, Ms. Wallace purchased another $100,000 worth of stock, or 200,000 shares, in this offering. Thus, Ms. Wallace has purchased a total of 400,000 shares of common stock in the Company's current private placement.

                          MW Medical, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      June 30, 2000 (Unaudited)

As a result of this purchase, Ms. Wallace will also receive warrants to purchase up to 40,000 shares of the Company's common stock at an exercise price of $1.75 per share

Subsequent to this, Ms. Wallace loaned the Company an additional $50,000 at an interest rate of 10%. This note is due and payable in October 2000.

NOTE D - SUBSEQUENT EVENT

In July 2000, the Company sold 420,000 shares of common stock in a private placement memorandum dated July 15, 2000. Proceeds, net of issuance costs, were $210,000. Proceeds from the private placement include $200,000 received from Ms. Jan Wallace, the President and Chairman of the Board of Directors of the Company. In connection with the 420,000 shares sold as part of the private placement, the Company will issue warrants to purchase up to 42,000 shares of the Company's common stock at an exercise price of $1.75 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Through June 30, 2000, the Company has concentrated on re-structuring its management and organization, and has been working to solve problems with its MW 2000 machine, its product sales and its training and supportive clinical documentation programs.

The Company has added additional management and support personnel, including a new C.F.O., national sales manager, and a clinical nurse. The Company will continue its search for a new C.E.O and other key support positions. Management hopes to have the new people in these positions before the end of the third quarter, but will need to secure financing before this task can be completed.

The Company has also expanded its clinical sites. It is hoped that this expansion will provide the Company with a number of peer review publications and clinical white papers from medical luminaries in the field of dermatology, pheblology, plastic surgery and other specialties. It may also provide individuals who can be called upon to lecture on the merits of MW's microwave technology.

The Company plans to re-launch the MW 2000, into the market during the third quarter and cash flows from operations are not expected to be significant until late in the fourth quarter or early in fiscal year 2001. The Company may require another equity offering to fund operations until sufficient cash flow is derived from sales revenues. For this purpose, the Company will also be looking for a strategic partner or strong national sales distribution organization to expand its sales opportunities. The Company completed a private placement of 1,000,000 shares of the Company's common stock in January 2000 and currently has a private placement of an additional 1,000,000 shares of the Company's common stock
open as of the date of this filing.   Net cash proceeds to date
from these placements were $2,400,000 and $210,000, respectively. The Company has been able to raise funds through equity and debt offerings in the past; however, the Company can offer no guarantee that it will be able to raise sufficient funds in the future or that cash flows from revenues will ever be achieved. Failure to obtain additional financing or generate cash flows from revenues would have a material adverse effect on the Company.

Assets

Total assets of the Company decreased to $3,697,183 on June 30, 2000 from $4,117,108 on December 31, 1999, a decrease of $419,925 or 10.2%. The net change resulted primarily from decrease in cash and deposits offset by an increase in inventory. The Company's decrease in cash resulted primarily from cash used in normal operations. The decrease in the deposits was caused by the Company renegotiating a contract with a major supplier and offsetting a corresponding liability. The increase in inventory of approximately $1,119,044, or 67.1% is the result of the Company's continuing production of its MW 2000 systems in anticipation of the product re-launch later this year.

Liabilities And Stockholders' Equity

The Company's operations for the six months ending June 30, 2000 were funded by increased stockholders' equity and short-term borrowings. Stockholders' equity increased $449,936, or 19.4%, to $2,774,500 as of June 30, 2000. The net increase in stockholders' equity resulted primarily from the sale of common stock, approximately $2,400,000, net, and the exercise of stock options, less the net loss from operations.

In June 2000, the Company borrowed $100,000 from Jan Wallace, its President and Chairman of the Board. The note for $100,000 accrued interest at a rate of 10% and was to mature in September 2000. This note, however, was converted to equity on July 17, 2000 when it was used by agreement with Ms. Wallace to purchase 200,000 shares of common stock as part of the Company's current private placement being sold by the Company. In addition, Ms. Wallace purchased another $100,000 worth of stock, or 200,000 shares, in this offering. Thus, Ms. Wallace has purchased a total of 400,000 shares of common stock in the Company's current private placement for $200,000.

As a result of this purchase, Ms. Wallace will also receive warrants to purchase up to 40,000 shares of the Company's common stock at an exercise price of $1.75 per share

Subsequent to this, Ms. Wallace loaned the Company an additional
$50,000 at an interest rate of 10%. This note is due and payable in October 2000.

Results of Operations

In the prior year, the Company began its initial production of the MW 2000 machines and delivered 36 of the machines to clinical sites across the country. Of these machines, the Company has taken back 4 machines, 10 are with its national distributor pending order placement, 10 are involved in clinical trials and 12 have been returned to the Company's inventory to receive upgrades or other product modification.

Net loss for the six months ended June 30, 2000 was $2,008,064 compared to a loss of $775,975 during the same period in 1999. This increase in the net loss was caused by the Company ramping up production and establishing the necessary internal infrastructure to accommodate the projected sales expected in connection with the re-launch of the MW 2000 machine.

General and administrative expenses for the six months ended June 30, 2000 were $1,388,954 compared to $477,320 for the same period in 1999. This reflects an increase of $911,634, or 191%. This increase in general and administrative costs as compared to the same period in the prior year was primarily due to advertising and promotion cost involved in bringing the product to market, an increase in professional fees and an increase in the costs associated with clinical trials.

Research and development expenses were $607,748 for the six months ended June 30, 2000 compared to $262,151 for the same period in 1999. The increase of $345,597, or 131.8%, reflects the Company's continued research into additional applications for its microwave technology.

Despite initial efforts, the Company's sales have not met
management's expectations.   Management believes the Company will
begin generating revenues during the third quarter of 2000 with more significant revenues being generated in the fourth quarter. The Company has resolved a number of issues and problems regarding the use and operation of the MW 2000 machine by physicians and their staff. In response to physicians and their staff, management has developed an internal evaluation process that has resulted in planned modifications and upgrades to the MW 2000 machine, including such things as warning labels, instruction manuals, on-site training, and clinical support. Management believes that the MW 2000 machine will be ready for its re-launch during the third quarter of 2000.

Liquidity and Capital Resources

As of June 30, 2000, the Company had $66,253 in cash. During the first six months of 2000, the Company completed a private placement of 1,000,000 shares of the Company's common stock. Net cash
proceeds from this placement were $2,400,000.   The Company is
currently offering an additional private placement of 1,000,000 share of the Company's common stock in July 2000. Net proceeds to date from this private placement, net of issuance costs, are $210,000.

The Company used cash of $2,715,324 in its operating activities during the six months ending June 30, 2000 compared to $172,281 for the same period in 1999. In the six months of 2000, the Company was primarily involved in product upgrades, re-structuring management and in enhancing internal procedures. The Company has substantially completed upgrades to the MW 2000 and ancipates to relaunch the product in the third quarter of 2000. Management intends to obtain financing, as necessary, through additional equity offerings until such time as cash flows from operations are
sufficient to support the Company.   Management believes that it
will be able to raise the money that is necessary, but currently does not have this financing in place.

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



                                     MW Medical, Inc.


DATED:  August 9, 2000               /s/ Dean Drummond
                                     _________________________
                                     Dean Drummond,
                                     Chief Financial Officer