Form 10QSB
period 2000-09-30
MW MEDICAL INC
filed 2000-11-14
CIK 1059577

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549


                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended September 30, 2000

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from           to

      Commission File Number 001-14297
                             ---------

                         MW Medical, Inc.
 -----------------------------------------------------------------
 (Exact name of Small Business Issuer as specified in its charter)

Nevada                                    86-0907471
-------------------------------           ----------
(State or other jurisdiction of           (IRS Employer
incorporation)                            Identification No.)

     6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85250
     -------------------------------------------------------------
               (Address of principal executive offices)

                         (480) 315-8600
                         --------------
          Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                   Outstanding as September 30, 2000
------------------------------------    ---------------------------------
$.001 par value Class A Common Stock           21,292,443 shares

Transitional Small Business Disclosure Format (Check one):
Yes [  ] No [ X ]

                        MW Medical, Inc.

                 September 30, 2000 (Unaudited)

                 PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

                          MW Medical, Inc.

                     CONSOLIDATED BALANCE SHEET


                                                            September 30,
                                                                2000
                                                            -------------
                          ASSETS                             (Unaudited)


CURRENT ASSETS
   Cash                                                     $     231,041
   Accounts receivable                                                998
   Inventory                                                    2,322,463
   Deposits                                                       182,600
   Prepaid expenses and other current assets                       19,933
                                                            -------------
      Total current assets                                      2,757,035

PROPERTY, PLANT AND EQUIPMENT, net                                384,063

OTHER RECEIVABLES, net                                              2,723

                                                            $   3,143,821
                                                            =============

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $     152,875
   Accrued expenses                                               211,163
      Total current liabilities                                   364,038

STOCKHOLDERS' EQUITY
Common stock $.001 par value; authorized - 100,000,000
   shares issued and outstanding - 21,292,443                      21,292
Additional paid-in-capital                                     12,746,101
Note receivable - related party                                  (150,000)
Accumulated deficit                                            (9,837,610)
                                                            -------------
      Total stockholders' equity                                2,779,783
                                                            -------------
                                                            $   3,143,821
                                                            =============

                         MW Medical, Inc.

              CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)



                            Three months ended          Nine months ended
                                September 30,              September 30,
                         -------------------------   ------------------------
                            2000              1999   2000                1999
                         ------------- ------------  ------------ -----------
                                      (as restated)              (as restated)

                         ------------- ------------  ------------ -----------

Sales, net               $      70,950 $          -  $     70,950 $
Cost of sales                   35,928            -        35,928           -
                         ------------- ------------  ------------ -----------
                                35,022            -        35,022           -

General and
  administrative expenses      618,007      644,178     2,006,961   1,121,498

Depreciation and
  Amortization                  34,666       12,498        63,065      61,842

Research and development       365,639      239,781       973,387     501,932
                         ------------- ------------  ------------ -----------

     Total operating
       expenses              1,018,312      896,457     3,043,413   1,685,272

     Net operating loss       (983,290)    (896,457)   (3,008,391) (1,685,272)

Interest income
  (expense), net               (10,517)  (1,641,500)        8,120  (1,627,860)
                         ------------- ------------  ------------ -----------

Loss from operations
  before income taxes         (993,807)  (2,537,957)   (3,000,271) (3,313,132)

Income tax expense                   -            -         1,600         800
                         ------------- ------------  ------------ -----------


      NET LOSS           $   (993,807) $(2,537,957)  $(3,001,871) $(3,313,932)
                         ============= ============  ============ ===========

Net loss per weighted
  average share          $      (0.05) $     (0.15)  $     (0.15) $     (0.20)
                         ============= ============  ============ ===========
Weighted average number
  of common shares used
  to compute net loss
  per weighted average
  share                    19,675,052   16,852,846    19,465,421   16,852,846
                         ============= ============  ============ ===========

                         MW Medical, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                             Nine months ended September 30,
                                             -------------------------------
                                                    2000           1999
                                             ---------------- --------------

Cash flows from operating activities                            (as restated)
  Net Loss                                   $  (3,001,871)    $  (3,313,932)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation and amortization                 63,065            61,842
      Amortization of discount on
        convertible debt                                 -         1,208,830
  Non monetary compensation                              -           148,064
  Bad debt expense                                       -           183,125
  Changes in assets and liabilities
      Increase in accounts receivable                 (998)                -
      Increase in inventories                     (979,205)         (134,201)
      Decrease (increase) in
        restricted cash                            500,000          (500,000)
      Decrease (increase) in prepaid
        expenses and other receivables           1,328,658          (860,494)
      Increase (decrease) in accounts
        payable and accrued expenses              (898,006)          173,461
      Increase (decrease) in
        customer deposits                         (103,100)           20,000
      Decrease in income taxes payable              (2,400)             (800)
                                             ---------------- --------------
      Net cash used in operating activities     (3,093,857)       (3,014,105)
                                             ---------------- --------------

Cash flows used in investing activities
  Purchase of equipment                           (102,024)           (4,851)

Cash flows from financing activities
  Capital contribution from former parent                -            50,000
  Proceeds from convertible debenture offering           -         3,000,000
  Proceeds from loans                              190,000           425,000
  Payments on loans                               (515,000)
  Sale of common stock                           3,357,090           686,100
                                             ---------------- --------------
      Net cash provided by
        financing activities                     3,032,090         4,161,100
                                             ---------------- --------------
     (Decrease) increase in cash and
        cash equivalents                          (163,791)        1,142,144

Cash and cash equivalents at
  beginning of period                              394,832           890,283
                                             ---------------- --------------
Cash and cash equivalents at end of period   $     231,041    $    2,032,427
                                             ================ ==============

                           (Unaudited)



                                                    2000           1999
                                              --------------- ---------------

Supplemental information
  Cash paid for interest                      $        28,596 $         3,963
  Cash paid for income taxes                  $         3,200 $         1,600

Non cash items
  Inventory being used in clinical trials in the amount of $324,000 was capitalized as R&D equipment.

                         MW Medical, Inc.

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2000 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


NOTE B -RESTATEMENT

The Company's financial statements as of September 30, 1999, have been restated to reflect the Company's recognition of certain items originally recorded as revenue that upon further review did not meet revenue recognition criteria according to generally accepted accounting principles. Amounts included in costs of goods sold that related to these items were transferred to inventory on the balance.
The effect of the restatement is as follows:

For the nine months ended
September 30, 1999          As previously reported      As restated

Statement of operations:
  Revenue                        $    139,200           $          0
  Net loss                         (3,224,532)            (3,313,932)
  Net loss per common and
    common equivalent share      $      (0.19)          $      (0.20)


NOTE C - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations and may continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distribution of its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise.

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

                         MW Medical, Inc.

                 September 30, 2000 (Unaudited)


Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue its operations over the near term: The Company raised $2,400,000 and $930,000 through the sale of common stock in connection with private placement memorandums in January 2000 and July through September 2000, respectively. The Company recorded its first revenue during the third quarter 2000 and expects both revenues and cash flows from revenues to improve in the fourth quarter 2000 as the MW 2000 begins to establish itself in the marketplace. The Company expects that the proceeds from those activities will be sufficient to fund activities in the near term, while it actively pursues additional financing. However, there can be no assurance that the Company will be able to complete any additional financing.


NOTE D - RELATED PARTY TRANSACTIONS

During June and July 2000, the Company borrowed a total of $150,000 from Jan Wallace, the President and Chairman of the
Board of Directors of the Company.   The note for $150,000
accrued interest at a rate of 10% and was to mature in September 2000. As of September 30, 2000, this liability has been settled in full. A portion of this note, $100,000, was converted to equity on July 17, 2000 when it was used, by agreement with Ms. Wallace, to purchase 200,000 shares of common stock as part of the current private placement being sold by the Company.

In addition, Ms. Wallace and Tyler Brown, the Chief Operating Officer, purchased another $100,000 and $10,000 worth of stock, respectively. Thus, Ms. Wallace and Mr. Brown have purchased a total of 420,000 shares of common stock in the Company's private placement. As a result of this purchase, Ms. Wallace and Mr. Brown will also receive warrants to purchase up to 40,000 and 2,000 shares of the Company's common stock, respectively, at an exercise price of $1.75 per share.

NOTE E - STOCKHOLDERS' EQUITY

The Company has raised funds through two private placements, which raised a combined total, net of issuance costs, of approximately $3,300,000. In January 2000, the Company sold 1,000,000 shares of common stock in a private placement dated December 15, 1999. Proceeds, net of issuance costs were approximately $2,400,000. In connection with the 1,000,000 shares sold, the Company issued warrants to purchase up to 100,000 shares of common stock at an exercise price of $3.00.

In July 2000, the Company sold 1,860,000 shares of common stock in a private placement memorandum dated July 15, 2000. Proceeds, net of issuance costs, were $930,000. Proceeds from the private placement include $210,000 received from Ms. Jan Wallace, the President and Chairman of the Board of Directors of the Company and Mr. Brown, Chief Operating Officer. In connection with the 1,860,000 shares sold as part of the private placement, the Company will issue warrants to purchase up to 186,000 shares of the Company's common stock at an exercise price of $1.75 per share.

Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations.

Through September 30, 2000, the Company has primarily concentrated on corporate re-structuring, refining and upgrading the MW 2000 system, improving its training and clinical support documentation programs and marketing the MW 2000.

The Company has added additional management and support personnel, including a new chief financial officer, national sales manager, and a clinical nurse. The Company will continue its search for a new chief executive officer and other key support positions, but will need to secure financing before this task can be completed.

The Company has also expanded its clinical sites. It is hoped that this expansion will provide the Company with a number of peer review publications and additional clinical white papers from medical luminaries in the fields of dermatology, pheblology,
plastic surgery and other specialties.   Additional clinical sites
may also provide the Company with individuals who can be called upon to lecture on the merits of the Company's microwave technology.

The Company re-launched the MW 2000 into the market late in the third quarter 2000. Revenue and cash flows from revenue were modest in the third quarter 2000 and the Company expects both to increase in the fourth quarter 2000. To complement its internal sales force and help expand the Company's marketing and distribution channels, the Company is also looking for a strategic partner or strong national sales distribution organization to expand the Company's sales opportunities.

The Company may require another equity offering to fund operations until sufficient cash flows are derived from sales revenues. The Company completed private placements of 1,000,000 shares of the Company's common stock in January 2000 and an additional 1,860,000 shares of the Company's common stock from July to September 2000. Net cash proceeds to date from these placements were approximately $2,400,000 and $930,000, respectively. Although the Company has been able to raise funds through equity and debt offerings in the past, the Company can offer no guarantee that it will be able to raise sufficient funds in the future or that cash flows from revenues will ever be achieved. Failure to obtain additional financing or generate cash flows from revenues would have a material adverse effect on the Company.

Assets

Total assets decreased to $3,143,821 on September 30, 2000 from $4,117,108 on December 31, 1999, a decrease of $973,287or 23.6%.
The net change resulted primarily from a decrease in cash and deposits, offset by an increase in inventory and fixed assets. The decrease in cash resulted primarily from cash used in normal operations. The decrease in deposits was caused by the renegotiation of a contract with a major supplier that resulted in the reduction of the deposit and an offsetting of a corresponding liability. The increase in inventory of approximately $655,205, or 39.3% was the result of the Company's ongoing production of MW 2000 systems to support the third quarter 2000 product re-launch. The increase in fixed assets was primarily caused by the capitalization of MW 2000 systems placed in service at new clinical sites.

Liabilities And Stockholders' Equity

The Company's operations for the nine months ending September 30, 2000 were primarily funded by increased stockholders' equity. Stockholders' equity increased $455,219, or 19.6%, to $2,779,783 as of September 30, 2000. The net increase in stockholders' equity resulted primarily from the sale of common stock, approximately $3,300,000, net, and the exercise of stock options, less the net loss from operations.

The Company repaid the $150,000 note payable to an officer through a payment of $50,000 in cash and cancellation of the remaining note in exchange for participation in the private placement dated July 15, 2000. The Company also paid off its $465,000 line of credit in July 2000.

Results of Operations

In the prior year, the Company began its initial production of the MW 2000 machines and delivered 36 of the machines to clinical sites across the country. Of these machines, the Company has taken back 4 machines, 9 are involved in clinical trials and 23 have been returned to the Company's inventory to receive upgrades or other product modification.

Net loss for the nine months ended September 30, 2000 was $3,001,871 compared to a loss of $3,313,932 during the same period in 1999. The decrease in the net loss was caused by a one-time interest charge of approximately $1,600,000, which related to a convertible debt offering in September 1999. An analysis of the net operating loss for the first nine months of 2000 shows an increase in the net operating loss of 1,323,119, or 78.5%. The increase in the net operating loss was caused by the Company ramping up production and establishing the necessary infrastructure to accommodate the projected sales associated with the re-launch of the MW 2000 machine.

General and administrative expenses for the nine months ended September 30, 2000 were $2,006,961 compared to $1,121,498 for the same period in 1999. This reflects an increase of $885,463, or 79.0%. This increase in general and administrative expenses, as compared to the same period in the prior year, was primarily due to advertising and promotional costs involved in bringing the product to market and an increase in professional fees.

Research and development expenses were $9973,387 for the nine months ended September 30, 2000 compared to $501,932 for the same period in 1999. The increase of $471,445, or 93.9%, reflects the Company's continued research into and clinical trials for additional applications for its microwave technology.

Despite initial efforts, the Company's sales have not met
management's expectations.   During the first nine months of 2000,
the Company spent time resolving a number of issues regarding the use and operation of the MW 2000 machine by physicians and their staff. This resulted in certain modifications and upgrades to the MW 2000 system, including such things as warning labels, instruction manuals, on-site training, and clinical support. After completing these upgrades and modifications in the third quarter 2000, the Company began marketing and distributing its MW 2000 hair removal system. This culminated in the Company recording its first revenue late in the third quarter. The Company expects increasing revenues to be generated in the fourth quarter of 2000.

Liquidity and Capital Resources

As of September 30, 2000, the Company had $231,041 in cash. During the first nine months of 2000, the Company completed private placements of 2,860,000 shares of the Company's common stock. Net cash proceeds from these placements were approximately $3,300,000.

The Company used cash of $3,558,857 in its operating activities during the nine months ending September 30, 2000 compared to $3,014,105 for the same period in 1999. In the first nine months of 2000, the Company was primarily involved in product upgrades, re-structuring and enhancing internal procedures. The Company has substantially completed the upgrades to the MW 2000 and relaunched the product in the third quarter of 2000. Management intends to obtain financing, as necessary, through additional equity or debt offerings until such time as cash flows from
operations are sufficient to support the Company.   Management
believes that it will be able to raise the necessary funds, but currently does not have this financing in place.

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

                    PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are not a party to any material legal proceeding and to our knowledge, no such proceeding is threatened or contemplated. At this time, we do not have any material bankruptcy, receivership, or similar proceedings pending.

Item 2.  Certain Stock Transactions

In September 2000, the Company issued 1,860,000 shares of common stock and 186,000 warrants at $0.50 per share under Regulation D rule 506.

Item 3.

      None

Item 4.

      None

Item 5.

      None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      Financial Data Schedule

(b)   Reports on Form 8-K
      None.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MW Medical, Inc.


DATED: November 14, 2000       /s/ Dean Drummond
                               ______________________________________
                               Dean Drummond, Chief Financial Officer