Form 10KSB
period 2000-12-31
MW MEDICAL INC
filed 2001-04-02
CIK 1059577

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                               FORM 10KSB


 [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2000
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ------ to -------

                     Commission File No.  001-14297

                             MW Medical, Inc.
         (Exact name of Registrant as specified in its charter)

          NEVADA                                     86-0907471
--------------------------------                     ----------------------
(State or other jurisdiction of			     (I.R.S. Employer
incorporation or organization)                       Identification Number)

6617 N. Scottsdale Road, Suite 103,
Scottsdale, AZ                                       85250
----------------------------------------             -------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (480) 315-8600
                                                     ---------------

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

Revenues for 2000 were $131,765.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of March 23, 2001 is $2,342,469.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2000 is 21,292,443.

Transitional Small Business Disclosure Format (check one): Yes [   ]  No [ X ]

                                  PART I

Item 1.	 Description of Business

MW Medical, Inc. (hereafter "we" or "us") is in the business of manufacturing and selling our primary product, the MW 2000. We are also in the business of designing and developing microwave technologies for dermatological applications through our wholly owned subsidiary, Microwave Medical Corporation, a California Corporation. Unless specified otherwise, throughout this discussion, MW Medical, Inc. and this subsidiary will be referred to interchangeably.

Principal Services and Products

We are engaged in the development of technologies relating to the use of microwave energy for medical applications. In January of 2000, the US Patent and Trademark Office issued a patent to us entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy in the treatment of spider veins and for use in hair removal. The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin for its protection. The hair follicle is the tissue around the hair, which promotes the growth of the hair. We have used computer modeling and laboratory studies to optimize our system for hair removal.

The nature of our microwave technology, high frequency Rf energy delivered under highly controlled conditions, requires us to research, design and
develop unique components.   These proprietary components are then
incorporated into systems using other mechanisms from a variety of suppliers. Although we make an effort to reduce dependence on single source suppliers, there are some vendors, with whom we have jointly developed components, that we are contractually or practically obligated to work with on an exclusive basis.

Our focus is in the precise delivery of microwave energy to targeted tissue in whichever application the microwave energy is operating. Our product development efforts require basic research, design engineering, clinical investigation and manufacturing engineering. The final product must not only work as designed technically, it must be clinically effective and commercially viable. Although, some of these efforts are within our control and expertise, we operate in a regulated industry. As a result, governmental regulatory bodies will often determine our products availability to the market.

On October 25, 1999, the FDA granted us approval to begin marketing our microwave hair removal device for hair removal below the neck. The resulting product, the MW 2000, was then launched in selected locations. Sales for the MW 2000 have been slow for a variety of reasons, including lack of approval for facial hair removal, the size of the aperture, and long than expected trial periods for sales. We are continuing clinical trials for facial hair removal and have applied for approval to begin marketing the large aperture. We expect to submit the results of our clinical trials for facial hair removal to the FDA during 2001. The longer trial periods required by many doctors have caused our sales cycle to be longer than expected, however we have had success in capturing some sales in the first quarter of 2001.

We plan to complete development of a microwave therapy system that incorporates the technology described in our patent application for the treatment of telangiectasia, or, spider veins as a follow up to our hair removal treatment. Spider veins are thread-like red to purplish veins that stem from a network of small veins just below the surface of the skin. Spider veins develop more predominantly on the legs and faces of women.
At this time, injection and lasers are the predominant treatments for this condition. We are currently in clinical trials for the treatment of telangiectasia and expect to complete the clinical trails during 2001.

Multi-Platform Device

One of our strengths is the multi-platform nature of our device. The device is comprised of a versatile amplifier and interchangeable delivery devices. Using this platform, we believe we can produce a family of devices to meet customer expectations for economy, performance and efficiency and patient needs for safety and efficacy.

The core microwave system is capable of producing energy at frequencies and pulse durations, which should provide clinical utility in a variety of aesthetic and therapeutic procedures. Although specific system configurations are not yet determined, by modifying accessories, rather than the core microwave system for each indication, we may be able to provide cost-effective solutions for users while building economies of scale in our manufacturing processes.

Recent Approvals

In January 2000, the US Patent Office issued a new patent for its microwave delivery system, entitled, "Method and Apparatus for Treating Subcutaneous Histological Features". This patent focuses on a system and method for treating subcutaneous histological features without affecting adjacent tissues adversely by employing microwave energy of selected power, frequency and duration to penetrate subcutaneous tissue and heat target areas with optimum dosages to permanently affect the undesirable features. The frequency chosen preferentially interacts with the target areas as opposed to adjacent tissue, and the microwave energy is delivered as a short pulse causing minimal discomfort and side effects.

On October 25, 1999, MMC's microwave system for non-facial hair removal received written approval from the U.S. Department of Health and Human Services, Food and Drug Administration (FDA) to begin marketing. The device has been classified into Class II (Special Controls). We may, therefore, market this device subject to the general control provisions of the Act, including requirements for annual registration, listing of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration, and the additional controls mandated by the Class II classification.

On February 23, 2001, we submitted our application to the FDA for approval to begin marketing the larger aperture headpiece for the MW 2000. We hope that this device will be classified as a Class II (Special Controls) device. If approval is obtained, we will market this device subject to the general control provisions of the Act, including requirements for annual registration, listing of devices, good manufacturing practice, labeling, and prohibitions against misbranding and adulteration, and the additional controls mandated by the Class II classification.

Telangiectasia (Spider Veins) Treatments

In October 2000, we received Investigational Review Board approval from Independent Review Consulting, Inc. to conduct Phase III clinical trials for the treatment of spider veins (telangiectasias) in the legs using MW's microwave delivery system. We are currently conducting clinical trials at four sites around the country. We anticipate that upon funding the clinical trials for the treatment of spider veins will be concluded sometime during 2001 and we will proceed with an FDA submission for this application at that time.

Orbital Facial Wrinkles

We believe that our microwave technology may provide an effective treatment for facial elastosis, or facial wrinkles. Facial wrinkles exist widely in certain age groups with the financial means and motivation to correct the condition. The market opportunity is of significant interest to us because the providers of current solutions are part of our current target market and our technology may offer benefits not currently available with other modalities.

In September 1999, we received IRB approval for a pilot study to treat orbital facial wrinkles as an alternative to laser therapy and chemical peels. This is high-demand elective procedure that, as currently performed, requires dedicated equipment and long patient recovery periods. We believe its technology may perform non-ablative heating of the dermatologic structures to provide a clinical improvement in the appearance of facial wrinkles. However, there can be no assurance that such results will materialize upon testing.

Striae (Stretch Marks) Treatments

We believe that our microwave technology may provide an effective treatment for striae or stretch marks. Stretch marks currently have limited treatment options and both providers and patients are motivated to secure a reliable effective treatment. The market opportunity is of significant interest to us because our technology may offer a highly unique clinical solution to this condition.

In December 1999, we received IRB approval for a pilot study to treat striae or stretch marks due to scarring. Currently, although significant demand exists, there is no widely accepted treatment for this condition.
Theoretically, our technology may at a minimum provide a cosmetic improvement in the appearance of striae. However, there can be no assurance that such results will materialize upon testing.

Additional Clinical Uses

While we continue to pursue our target market of non-invasive aesthetic clinical procedures, the versatility of the technology makes other
therapeutic opportunities appear viable.   We continue to evaluate the
economic and development implications of the possible therapeutic uses of microwave energy, including oncology, urology, gynecology and cardiology.

Competition and Marketing

The worldwide annual market for dermatology/cosmetic equipment sales presents a tremendous opportunity for business development. This is the result of the medical community's need for elective (private pay) income to offset declining managed care fee cutbacks. These fee cutbacks have propelled the development of the burgeoning aesthetic surgery market.

We primarily market our microwave technology in the cosmetic dermatology market. In recent years, there has been a substantial upsurge in the demand for non-surgical cosmetic procedures in the treatment of spider veins and removal of hair.

We primarily plan to compete in the hair removal and spider vein market segments in North America and the European Community. Our competitive advantage is expected to be hair and skin color range, effectiveness, price and safety. The end user price is expected to be in the range of $65,000 to $100,000. Our ability to effectively treat all skin types and hair colors is a significant difference between our competitors and us. Many of the competitive products currently on the market, target a certain chromophore, melanin, in the hair follicle to remove hair. However, certain skin types contain higher concentrations of melanin in the skin, which can reduce the effectiveness of the treatment. In addition, white and gray hair lack melanin. The lack of melanin in these hair colors may also reduce the
effectiveness of the current products on the market.   Based upon our
clinical studies to date, we do not expect these limitations with our MW 2000 system.

Our principal competitors are Candela Corporation and ESC Medical Systems Ltd among others. These companies sell, among other things, laser systems used for hair removal and the treatment of spider veins.

Marketing Strategy

We hope to attain prominence as a market leader through a carefully constructed marketing program. Due to cash constraints, we are only marketing our products in limited market segments and geographic locations. We will continue to market our products this way until additional funding is obtained or a strategic alliance is consummated. Once appropriate financing is available, we will launch a comprehensive marketing campaign.

To date, we have concentrated our marketing and sales efforts in the United States. All of our future marketing efforts will be restricted by our available financial resources. If additional financing is not obtained, we will not be able to continue marketing our products and the business will likely fail.

Employees

We currently have four employees, consisting of our President/Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and a microwave technician. Independent companies and consultants under our supervision
perform the manufacture and assembly of all of our products.   None of our
employees are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years. We have no supplemental benefit or incentive arrangements with their employees other than health insurance coverage and our incentive stock option plan.

Patents and Trademarks

Our success substantially depends upon the acceptance of our microwave technology for use in cosmetic dermatology. We have obtained a patent entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy to the
treatment of spider veins and for use in hair removal.   We have no other
patent, trademark or intangible property. It does, however, have several other filed patents pending.

Research and Development Expenditures

During the 2000 and 1999 fiscal years, the following amounts were spent by MW on research and development activities:




                     Year Ended                     Year Ended
                     December 31, 2000              December 31, 1999
                     -----------------              -----------------
                     $ 1,678,580                    $678,162

Corporate Organization and History

We are a Nevada corporation that was incorporated as a subsidiary of Dynamic Associates, Inc. ("Dynamic") on December 4, 1997. On February 26, 1998, we entered into an agreement with Dynamic in which we issued 14,223,929 of our common shares to Dynamic in consideration for:

(a) all of the issued and outstanding shares of P&H Laboratories, Inc., a California corporation;

(b) all of the issued and outstanding shares of MMC and shareholders loans to MMC in the amount of $2,169,806; and

(c) the agreement of Dynamic to pay to us a total of $200,000. The obligation of Dynamic to pay the sum of $200,000 is evidenced by a promissory note dated February 26, 1998. Dynamic made a payment of $50,000 toward this obligation in March of 1999, which reduced the principal amount of the debt to $150,000.

Dynamic then transferred all shares of MW Medical, Inc. to the shareholders of Dynamic through a distribution completed on March 11, 1998. Each shareholder of Dynamic received one common share of MW Medical, Inc. for each common share of Dynamic held by the shareholder. The shares of MW Medical, Inc. distributed by Dynamic constituted all of our issued and outstanding shares at the time.

We sold the business of P&H under an asset purchase and sale agreement dated March 9, 1998 between P&H and Microwave Communication Corporation ("Microwave" or "MCC"), a California corporation. Under this Agreement, we, through P&H agreed to sell to Microwave all of the assets of the business of P&H. The sale of assets by P&H to Microwave was completed on May 6, 1998. We received the following consideration on closing:

(a) cash consideration of $160,943;

(b) a promissory note issued by MCC/ Ferro Systems, Inc., a subsidiary of Microwave, whereby MCC/Ferro agreed to pay to P&H the sum of $250,000 on August 1, 1998 and the sum of $243,125 on March 31, 1999. P&H has assigned this note to us;

(c) the agreement of MCC/Ferro Systems, Inc. to provide us 1200 hours of microwave related services for the period through April 1, 1999, subject to a maximum of 100 hours per month;

(d) office space for our business at MCC/Ferro's facility in Simi Valley, California until February 28, 1999.

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

Marketing Plans

Due to our current cash constraints, we will direct market our products on a limited basis to selected doctors in targeted geographic locations. Additionally, our clinical trials for facial hair removal are not complete and have not been submitted to the FDA. Once requisite approvals are obtained and financing is secured we will pursue an educational marketing program followed by a promotional effort in the appropriate markets. As our customers are medical professionals, we are attempting to reach these markets through targeted campaigns to inform buyers about our new technologies. We plan to use print media, electronic media and web-based applications for this purpose. Additionally, we plan to exhibit and offer promotions at influential industry congresses and events.

Marketing

Our marketing focus was to re-launch the MW2000 to the hair removal marketplace in September 2000. We attempted to accomplish this primarily through national and local trade shows as well as through individual efforts of sales personnel. It was our hope that this would establish the groundwork for generating future sale revenues. Unfortunately, sales did not materialized as hoped.


Item 2.  Description of Property

We are headquartered in leased premises at 6617 N. Scottsdale Road, Suite 103, Scottsdale, AZ 85250. The lease commitment is for three years and expires on December 31, 2002. The Company owns no real property.

MMC's offices are located at 601 Del Norte Boulevard Suite S, Oxnard, California 93030. The lease is for two (2) years and expires in July 2002.

Item 3.  Legal Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no material bankruptcy, receivership, or similar proceedings pending.

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


                                  HIGH                     LOW

1999**
First Quarter                     Not Trading*
Second Quarter                    $2.00                    $1.00
Third Quarter                     $3.93                    $1.75
Fourth Quarter                    $4.19                    $2.66

2000**
First Quarter                     $4.56                    $1.75
Second Quarter                    $2.41                    $0.50
Third Quarter                     $1.88                    $0.56
Fourth Quarter                    $1.09                    $0.16
--------------------------------------------------------------------------
*Trading of our stock did not begin until Second Quarter 1999.
** The prices are all "closing" prices.

As of December 31, 2000 there were 460 record holders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Registered Securities

The following is a list of equity securities sold by us within the past three years that were not registered under the Securities Act.

We issued to Dynamic 14,223,929 common shares in consideration for the transfer by Dynamic to MW of all shares and shareholders loans of each of MMC and P&H, and the agreement of Dynamic to advance to us a total of $200,000, $50,000 of which has been paid. The shares of MW issued to Dynamic have subsequently been distributed to the shareholders of Dynamic on the basis of one common share of our stock for each common share of Dynamic. This issue of common shares by us to Dynamic was completed in compliance with the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

We also issued 2,500,000 common shares in a private placement to accredited investors at a price of $0.75 per share in compliance with Rule 506 of Regulation D of the Securities Act as follows:

(1) 1,500,000 shares in October 1998;
(2)   300,000 shares in March 1999;
(3)   700,000 shares in June 1999.

On July 14, 1999, we entered into a convertible debenture and warrant purchase agreement in which it agreed to sell a total of $3,500,000 worth of convertible debentures in compliance with the exemption from registration provided by Rule 506 of Regulation D of the Securities Act. In addition to the convertible debentures, each investor under the debenture Purchase Agreement was entitled to warrants in a proportional amount to their purchase of debentures. The exercise price of the warrants is at a price of $2.75 per share. Of the $3,500,000 in convertible debentures, only $3,000,000 were sold immediately. Between July 21 and July 23, 1999, the investors exercised their conversion rights under the debentures and converted $2,620,000 worth of debentures into 2,386,750 shares of common stock. The remaining $380,000 worth of debentures were converted in November 1999 into 188,764 shares of common stock. The shares issued pursuant to the exercise of the debentures were registered with the Securities and Exchange Commission, effective
November 3, 1999.   The second closing of $500,000 was allowed to expire
without sale.

On July 20, 1999, we also issued warrants to purchase 250,000 shares of our common stock to JW Genesis Securities, Inc. as part of its fee for arranging the convertible debenture financing. These warrants were also issued in compliance with an exemption from registration provided by Rule 506 of Regulation D of the Securities Act. These warrants are exercisable at a price of $3.312 per share at any time before 5:00 pm New York City time on July 20, 2004.

In December 1999, we offered 1 million shares of common stock in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act at a price of $3.00 per share along with warrants to purchase 100,000 shares at an exercise price of $3.50 per share. This placement was closed on January 15, 2000 with all the shares sold to accredited investors.

In July 2000, we offered 2,000,000 shares of our common stock in a private placement exempt from registration under Rule 506 of Regulation D of the Securities Act at a price of $0.50 per share along with warrants to purchase 200,000 shares at an exercise price of $1.75 per share. This placement was closed on September 15, 2000 with 1,860,000 shares sold to accredited investors.

Item 6.  Management's Discussion and Analysis or Plan of Operation

We have drastically scaled back all operations and have implemented significant cost reduction measures during the first quarter of 2001. Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, cause us to not be able to fully operate our business or, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of our business. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue operations.

For the past several months we have received all of our funding from Ms. Jan Wallace, our chief executive officer. Ms. Wallace has invested in equity or loaned us over $750,000 since June 2000. We currently owe Ms. Wallace over $550,000. This borrowing is secured by all of our assets, including, but not limited to, all of our inventory and the patents. We are currently in default on these notes. Should we not be able to raise additional capital in the immediate future, our business may fail. Additionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests.

For the majority of 2000, we were faced with a number of problems in bringing our product to market. In addition to the more traditional difficulties of generating sales, our vice president of marketing and national sales manager
resigned in January 2000.   Following this, we were actively involved in
hiring and training new sales executives and personnel, but the process has been slow and costly.

We expanded our management and support personnel for the period ended December 31, 2000 by employing a new C.F.O., marketing director, product and quality
assurance manager and a clinical nurse.    However, due to both financing
issues mentioned above and the delays incurred in the submission of our FDA application for the treatment of facial hair removal, we have reduced our management and support personnel, including our national sales and service managers, administrative support and several consulting positions. We continue to search for a new C.E.O., and expect to have one in place once
the appropriate financing is in secured.    When additional financing is
obtained and appropriate submissions are made to the FDA, we intend to expand our management team in all critical success areas.

Due to our significantly limited resources, we have reduced the number of our clinical sites. The costs of the maintenance and oversight over these sites are too prohibitive in our current financial position. We have maintained all clinical sites that are crucial to our various submissions to the FDA. All other sites have been closed until we are in a position to perform proper
maintenance and oversight.   We hope to expand our clinical sites again by
the third quarter of 2001.

We will require additional funds immediately to continue operations. We completed a private placement of 1,000,000 shares of the Company's common stock in January 2000. Net cash proceeds from this placement were $2,400,000. We also completed a private placement of 1,860,000 shares of our common stock in July 2000. Net proceeds from this placement were $930,000. We intend to complete another equity offering to fund operations until sufficient funds are derived from sales revenues. For this purpose, we will also be looking for a strategic partner or strong national sales distribution organization to expand its sales opportunities. We have been able to raise funds through equity and debt offerings in the past, however, we can offer no guarantee that we will be able to raise sufficient funds in the future or that cash flows from revenues will ever be achieved. Failure to obtain additional financing or generate cash flows from revenues will have a significant material adverse effect on the Company.

Assets

Total assets decreased from $4,117,108 on December 31, 1999 to $2,883,242 on December 31, 2000, a decrease of $1,233,866 or 30%. The net change resulted primarily from a decrease in cash, restricted cash and deposits offset by an increase in inventory. The decrease in cash and restricted cash resulted primarily from the normal operations of the business. The decrease in deposits is the result of our using the deposit to offset a liability owed to
a vendor.   The $790,493 increase in inventory resulted from the continued
production of its MW 2000.

Liabilities And Stockholders Equity

Since December 31, 2000, we have incurred additional debt to an officer of the Company. The total amount owed under these loan agreements is approximately $550,000. These notes are secured by all of our assets. We are currently in default on these notes.

Our current liabilities decreased $789,781, or 44.1% to $1,002,763 as of December 31, 2000. The decrease in current liabilities was caused by a reduction in accounts payable, the line of credit, and customer deposits. Accounts payable decreased approximately $713,000. This is primarily a result of the application of a deposit, $1,350,000, against our outstanding balance with a vendor offset by increases in other payables activities. During the year, we also paid our line of credit in full and returned all customer deposits. We have no long-term liabilities.

A substantial portion of our operations was funded through equity offerings. Our stockholders' equity was $1,880,479 as of December 31, 2000, compared to $2,324,564 as of December 31, 1999. The net decrease in stockholders' equity resulted primarily from the issuance of common stock and detachable warrants, approximately $3,300,000, less the net loss from operations, approximately $3,973,657.

Results of Operations

The Company's net loss decreased to $3,973,657 for the year ended December 31, 2000, down from $4,592,575 for the year ended December 31, 1999, a decrease of $618,918, or approximately 13.5%. This significant decrease in our net loss is primarily attributable to a one-time interest expense charge of $1,755,880 incurred during 1999. Our net loss from operations, which excludes interest, increased approximately $1,079,142 to $3,982,565 for the period ending December 31, 2000. The increase in the net operating loss was caused primarily by an increase in research and development costs and general and administrative costs.

Research and development cost increased by $1,000,418 to $1,678,580 in 2000, up from $678,162 in 1999. These costs relate to the development of new applications for our proprietary technology and clinical testing for the existing products prior to FDA clearance. The increase in these costs is from the expansion on our testing and designs from primarily one application, hair removal, to multiple applications and design modification for these applications. Due to our current financial position, these expenses have been reduced during the first quarter of 2001, however, after additional financing is obtained we expect research and development expenses to continue at this level or higher into the foreseeable future as we continue to investigate new applications of this technology, including treatment of spider veins, wrinkling and stretch marks.

Selling, general and administrative expenses increased to $2,263,435 for the year ended December 31, 2000, up from $2,162,639 for the year ended December 31, 1999. This reflects an increase of $100,796, or 4.7%. This increase is primarily due to an increase in professional fees. General and administrative expenses have been scaled back during the first quarter of 2001 and are expected to stay at those levels until additional financing is obtained.
Once additional financing is obtained general and administrative expense are expected to resume at or about 2000 levels in the future.

Interest expense for the year ended December 31, 2000 was $28,596 compared to $1,755,880 for the year ended December 31, 1999. The reduction in interest expense was the result of a one-time charge of $1,755,880 incurred during 1999 that related to a convertible debenture offering. There was no such offering or charge in the 2000.

Despite initial efforts, our sales have not met expectations.   We believe
the slow sales are a result of a lack of approval for facial hair removal, the size of the aperture and longer than expected trial periods in the sales cycle. To overcome these obstacles, we are continuing our clinical trials, with an emphasis on the facial hair removal trial. We expect to submit data to the FDA for facial hair removal sometime in 2001. We have recently submitted for FDA clearance to begin marketing the larger aperture and will incorporate it into our marketing and sales efforts once FDA clearance is obtained. Extended trial periods for doctors appear to be a trend in the marketplace. While this is not deterrence to sales, it does affect the length of the sales cycle and the timing of revenue recognition. We will continue to market and sell the MW 2000 during 2001, and expect sales will increase as additional FDA clearances are obtained and adequate financing is secured.

Liquidity and Capital Resources

We have extremely limited cash resources to sustain operations. While limited funds have been generated from revenues, it is unlikely cash generated from operations will be sufficient to continue operations. We will need to raise additional capital in the immediate future or we will experience significant material adverse results.

Since the completion of our private placement in September 2000, Ms. Jan Wallace has been the sole source of financing. Ms. Wallace funded all operations since November 2000. We have not yet identified new sources for financing and we are currently in default on our notes to Ms. Wallace. If we are unable to raise additional capital in the immediate future, we will not be able to meet our obligations to Ms. Wallace and other vendors. Failure to meet these obligations will likely cause our business to fail.

We used cash of $3,542,643 in our operating activities during the year ended December 31, 2000 as compared to $4,889,391 during 1999. Included in our usage of cash is our increase in inventory, decrease in accounts payable and customer deposits offset by a decrease in deposits and other assets and
restricted cash.   The increase in inventory is due to the continued
production of the MW 2000 machines. The decrease in deposits and other assets and accounts payable is primarily caused by application of the $1,350,000 deposit originally placed with one of our vendors to our accounts payable with said vendor. Significant non-cash items included in operating activities includes $141,572 of options granted to outside individuals who performed services for us.

Cash flows provided by financing activities decreased to $3,260,000 for the year ended December 31, 2000 compared to $4,409,974 for 1999. Financing activities in 2000 consisted of a $2,860,000 private placement of our common stock and the exercise of stock options.

In 2000, we were primarily involved in the product development and marketing of the MW 2000. We have only recently begun limited marketing of the MW 2000 and will require substantial additional financing in the future to continue the operation of our business. We believe that we will be able to raise the money that is necessary, but we currently do not have this financing in place.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures. A change was made in accountants as reported on the Company's 8K filed January 26, 2001.

                             PART III

Item 9. Directors and Executive Officers of the Registrant

The following are the names of our officers and directors, their present positions, and some brief information about their background.

Name              Age         Offices Held
----              ---         ------------
Jan Wallace       43          Director, President
Tyler Brown       41          Chief Operating Officer
Dean Drummond     31          Chief Financial Officer
Elliot Smith      68          Director
Jack Friedland    59          Director
Neil Marcus       58          Director
Nigel Parker      47          Director

Jan Wallace is our president, chief executive officer and one of our directors since our inception in December 1997. Ms. Wallace resigned as president and chief executive officer effective October 1, 1998 but was then re-appointed on July 9, 1999 after the resignation of then president and chief executive officer, Paul Banko. Ms. Wallace is also employed by Dynamic Associates Inc. and has been since April 1995, when she was elected to the board of directors and accepted the position of chief operating officer. She is currently a director and the president of Dynamic. Ms. Wallace was previously vice president of Active Systems, Inc. a Canadian company specializing in SGML Software, an ISO standard, in Ottawa, Ontario for the period from 1993 to 1994. Before that, she was president and owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in sales and marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

Tyler M. Brown has been our chief operating officer since November 1999. Mr. Brown has over 17 year of experience in the medical device field. Prior to joining us, he held positions as the Director of Marketing for the Medical Division and Senior Product Manager for Cosmetic and Surgical Lasers and Accessories for ESC Medical Systems, Inc. From 1990-1995, he was the product manager for ultrasound systems and sales and marketing manager for ultrasound transducers for Advanced Technology Laboratories. From 1987 -1988, he was Vice President and co-founder of Sound Technology, a company that developed ultrasound transducers for OEM customers. From 1983 - 1987, Mr. Brown was the marketing manager for OEM products for Johnson and Johnson Ultrasound. Mr. Brown received his undergraduate degree from Ohio Wesleyan University and a MBA from Pennsylvania State University.

Dean A. Drummond was appointed CFO of MW Medical in June 2000. Mr. Drummond has over 8 years of public and private accounting experience. Prior to joining us, he was a senior accountant with Grant Thornton. While at Grant Thornton, Mr.

Drummond worked with a wide variety of industries specializing in technology and manufacturing companies. From 1992 - 1995, Mr. Drummond was the accounting manager for BW Seafoods, Inc., an importing and wholesale company. Mr. Drummond received his bachelor's degree in accounting from the University of Southern California.

Elliot Smith is one of our directors, appointed on September 16, 1999. Mr. Smith has held a variety of senior management-level positions in some of the world's most prestigious financial institutions during the past 40 years.
Mr. Smith began a 29-year career with Prudential Bache in 1954 when he was hired as a registered representative in its Syracuse, New York office. By 1973, Mr. Smith was elected to the Board of Directors of Bache & Company
Inc. In 1977, he was named Senior Officer of Commodity Division and Metal Company and in 1980, was elected president of Bach Haley Stuart Metal Company Inc. On leaving Prudential-Bache in 1983, Mr. Smith served as executive vice president at R. Lewis Securities, Inc., located in New York City and from 1983 to 1995, was president of Whale Securities Company, L.P., in New York. From 1995 to 1997, Mr. Smith has served as president of the Equity Division of Rickel & Associates, Inc., an investment company. From 1997 to 1998 Mr. Smith was the vice president of Ladenburg Thalmann. Mr. Smith has also been elected to the boards of the Pennington School and Jullians Corporation. He is a former member and director of the Chicago Board of Options Exchange; governor of the American Stock Exchange; governor and chairman of the AMEX Commodities Exchange; director and member of the executive committee of the Securities Industry Automation Corp. and a past president of the Association of Investment Brokers. Mr. Smith is currently managing director of Broadband Capital Management LLC.

Jack Friedland is one of our directors, appointed on September 16, 1999. Dr. Friedland has operated a medical office in Phoenix, Arizona for the past 25 years. Dr. Friedland specializes in aesthetic plastic and reconstructive surgery for both children and adults. Dr. Friedland completed his undergraduate education at the University of Wisconsin (Madison), received his Bachelor of Science degree from Northwestern University in 1962 and graduated from Northwestern Medical School in 1965 where he was elected to the Alpha Omega Alpha Honor Medical Society. Following his graduation from medical school, Dr. Friedland's post-doctoral work included a surgical internship from 1965-1966 and surgical residency from1966-1970 through New York University - Bellevue Medical Center. Dr. Friedland was surgery resident and chief resident during his surgical residency at N.Y.U. from 1966-1970, and chief resident and plastic surgery resident at the Institute of Reconstructive Plastic Surgery, N.Y.U. Medical Center from 1972-1974. Dr. Friedland maintains three board certifications: National Board of Medical Examiners, American Board of Surgery, and American Board of Plastic Surgery and is a Fellow with the American College of Surgeons. Dr. Friedland is also a former president and current member of the Board of Trustees of the prestigious American Society for Aesthetic Plastic Surgery. Dr. Friedland has authored numerous published books and peer-reviewed articles in his practice specialty.

Neil Marcus is one our directors, appointed July 22, 2000. Mr. Marcus is a certified public accountant with over 36 years of experience in the finance area. Since 1999, Mr. Marcus has been an independent financial consultant. From 1997 through 1998, Mr.

Marcus was the chief financial officer of Unitel Video, Inc.   From 1973 to
1997, Mr. Marcus was the chief financial officer of Kavanau Real Estate Trust, a publicly traded company and Sanford Nalitt and Associated companies, a Staten Island real estate developer. Mr. Marcus was a CPA with Alexander Grant & Co. (now known as Grant Thornton LLP) from 1964 to 1973. Mr. Marcus received his bachelor degree from City College of New York.

Dr. Nigel Parker is one of our directors, appointed July 22, 2000. Mr. Parker brings to the board a wealth of experience in the healthcare industry and particular expertise in cutting edge medical technology. Since 1998, Dr Parker has been the CEO of Ark Therapeutics (formerly Eurogene Ltd), one of Europe's leading gene therapy companies. From 1995 through 1998, Dr. Parker was the European vice president and United Kingdom general manager or Teva Pharmaceuticals, Ltd. From 1991 through 1995, Dr. Parker was the European Vice President of PMSI, a pharmaceutical sales and marketing service organization. Dr. Parker's scientific background will benefit us in clinical and preceptor site selection, while his experience in funding and investment financing adds to the board's audit committee, on which he will also serve.
Dr Parker has previously served as European vice president for Teva Pharmaceuticals Ltd (NASDAQ) and for Pharmaceutical Marketing Services Inc. (NASDAQ) where he was also a corporate officer. Dr. Parker holds a PhD from London University.

Terms of Office

Our directors are appointed for one (1) year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

----------------------------------------------------------------------------

                               Number      Transactions    Known Failures
                               of Late     Not Timely      To File a
Name and principal position    Reports     Reported        Required Form
----------------------------------------------------------------------------
Jan Wallace, Director,
President, CEO                      2           0           None
Elliot Smith, Director              2           0           None
Jack Friedland, Director            2           0           None
Nigel Parker, Director              1           0           None
Neil Marcus, Director               1           0           None
Tyler Brown, COO                    1           0           None
Dean Drummond, CFO                  1           0           None
----------------------------------------------------------------------------

Item 10.  Executive Compensation

                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----        -----    ---- --------  ----- ------ ------- ------- --------- ----

Jan
Wallace    President 2000 $195,000 $    0      0     0   400,000      0     0
           CEO &
           Director

Grace
Sim        Secretary,2000 $ 98,533 $    0 52,800     0   200,000      0     0
           Treasurer

Elliot
Smith      Director  2000 $      0 $    0      0     0   100,000      0     0

Jack
Friedland  Director  1999 $      0 $    0      0     0   100,000      0     0

Tyler
Brown      COO       2000 $ 88,000      0 16,666     0   100,000      0     0

Dean
Drummond   CFO       2000 $ 48,000      0      0     0    50,000      0     0

Neil
Marcus     Director  2000 $      0      0      0     0   100,000      0     0

Nigel
Parker     Director  2000 $      0      0      0     0   100,000      0     0


Included in Ms. Wallace salary of $195,000, is deferred salary totalling $37,125. Ms. Wallace elected to defer a portion of her salary, as the company did not have the funds to pay her salary at that time. Ms. Wallace has deferred all of her salary to date in 2001, as we have not had the funds available to pay her salary. Ms. Wallace has also provided us with all of our funding in 2001. Ms. Sim also deferred a portion of her salary and termination payout totalling approximately $65,000. Additionally, Mr. Brown and Mr. Drummond have also elected to defer portions of their salaries during 2001. Ms. Sim was replaced as CFO during 2000. As part of her employment contract, she was entitled to a termination payout. The $52,800 represents that payout. This amount has been accrued but not paid.

In March 1999, we granted an option to purchase 400,000 shares of our common stock to Paul E. Banko, our former president and CEO, and 400,000 shares to Jan Wallace. In November 1999, we granted an option to purchase 100,000 shares of our common stock to Tyler Brown. In July 2000, we granted an option to purchase 100,000 shares of stock to Neil Marcus, 100,000 shares to Nigel Parker, and 50,000 shares to Dean Drummond. The options allow the holders to purchase our common shares at a price of $0.30 - 1.00 per share. Fifty percent of these options were exercisable immediately and fifty percent required a one-year vesting period. A number of other employees were granted options on similar terms. Subsequently, Paul Banko resigned as president and CEO and an agreement was reached in which he retained only 200,000 of his original 400,000 options.

Item 11.  	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table provides, the beneficial ownership of MW's common stock by each person known by MW to beneficially own more than 5% of MW's common stock outstanding as of December 31, 2000 and by the officers and directors of MW as a group. Except as otherwise indicated, all shares are owned directly.

                 Name and address           Amount of              Percent
Title of class   of beneficial owner        Beneficial ownership   of class*
--------------   --------------------       ---------------------  ----------
Common Stock     High Octane Fund Ltd         990,608              4.40%
                 HWR Services
                 Craigmuir Chamber
                 PO Box 71
                 Road Town,
                 Tortola BVI

Common Stock     Value Management &         2,145,199              9.53%
                 Research AG
                 Am Kronberger Hang 5
                 D-65824 Schwalbach
                 Germany

Common Stock     CitiBank                   4,658,235              20.7%
                 3800 Citicorp Center Tampa
                 Tampa, FL

Common Stock     Deutche Banc Alex Brown    1,410,534              6.26%
                 375 West Padonia Road
                 Timonium, Md  21093
----------------------------------------------------------------------------
The Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Management

Common Stock     Jan Wallace                2,140,000 (1)          9.51%
                 (Chairman)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Tyler Brown                   25,500 (2)          0.11%
                 (COO)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Dean Drummond                      0 (3)             0%
                 (CFO)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Elliot Smith                  64,000 (2)           0.28%
                 (Director)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Jack Friedland                     0 (2)             0%
                 (Director)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Neil Marcus                        0 (2)             0%
                 (Director)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250

Common Stock     Nigel Parker
                 (Director)
                 6617 N. Scottsdale Road,
                 Suite 103,
                 Scottsdale, AZ 85250               0 (2)             0%


Common Stock     All Officers and           2,229,500               9.9%
                 Directors as a Group (7 persons)


* Based on 22,492,443 shares of common stock outstanding as of March 27, 2001.
(1) Ms. Wallace also holds stock options to purchase 400,000 shares at a price of $0.30.
(2) Mssrs. Brown, Smith, Friedland, Marcus and Parker also hold stock options to purchase 100,000 shares at a price of $0.30.
(3) Mr. Drummond also holds stock options to purchase 50,000 shares at a price of $0.30.

Item 12.  Certain Relationships and Related Transactions.

Except as disclosed below, none of the following parties since the date of our incorporation has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect us.

*     Director or officer of MW
*     Proposed nominee for election as a director of MW
* Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of MW
*     Promoter of MW
*     Relative or spouse of any of the foregoing persons

During 2000, $157,875 was paid and an additional $37,125 was accrued to the Company's President, and $84,200 was paid and an additional $67,133 was accrued to the Secretary/Treasurer.

For 2001, it is projected that the Company's President will receive $16,500 monthly. However, Ms. Wallace has deferred all of her salary through March 30,2001 as we have not had the cash available to pay her salary. Ms. Wallace has been the sole source for cash financing for us since our last private placement in September 2000.

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

March 29, 2001
  MW Med-123199



                   Financial Statements and Report of
                Independent Certified Public Accountants

                             MW Medical, Inc.

                        December 31, 2000 and 1999

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

                 INDEPENDENT AUDITOR'S REPORT



Board of Directors
MW Medical, Inc.

We have audited the accompanying consolidated balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

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

/s/ Smith & Company
CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 13, 2001

                            MW Medical, Inc.
                       CONSOLIDATED BALANCE SHEET
                           December 31, 2000

                                                               2000
                                                          ---------------

                              ASSETS
CURRENT ASSETS
   Cash                                                   $         9,825
   Accounts receivable                                             51,629
   Inventory                                                    2,457,751
   Prepaid expenses and other current assets                       14,781
                                                          ---------------
       Total current assets                                     2,533,986

PROPERTY, PLANT AND EQUIPMENT, net                                346,873

OTHER RECEIVABLES, net                                              2,383
                                                          ---------------
                                                          $     2,883,242
                                                          ===============

     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $       430,755
   Accrued expenses                                               275,008
   Note payable - related party                                   297,000
                                                          ---------------
       Total current liabilities                                1,002,763

STOCKHOLDERS' EQUITY
   Common stock $.001 par value; authorized - 100,000,000
     shares issued and outstanding - 21,292,443                    21,292
   Additional paid-in-capital                                  12,818,583
   Note receivable - related party                               (150,000)
   Accumulated deficit                                        (10,809,396)
                                                           --------------
       Total stockholders' equity                               1,880,479
                                                           --------------
                                                           $    2,883,242
                                                           ==============

      The accompanying notes are an integral part of these statements.

                            MW Medical, Inc.
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        Year ended December 31,

                                               2000                1999
                                        ------------------  ------------------
Sales, net                              $          131,765  $                -
Cost of sales                                       71,720                   -
                                                    60,045                   -
                                        ------------------  ------------------
General and administrative expenses              2,263,435           2,162,639
Depreciation and amortization                      100,595              62,622
Research and development                         1,678,580             678,162
                                        ------------------  ------------------

       Total operating expenses                  4,042,610           2,903,423

       Net operating loss                       (3,982,565)         (2,903,423)

Interest/Other income (expense)
   Interest income                                  37,504              66,728
   Interest expense                                (28,596)         (1,755,880)
                                        ------------------  ------------------
                                                     8,908          (1,689,152)

NET LOSS                                $       (3,973,657) $       (4,592,575)
                                        ==================  ==================

Net loss per weighted average share     $            (0.20) $            (0.27)
                                        ==================  ==================
Weighted average number of common
  shares used to compute net loss
  per weighted average share                    19,925,931          16,852,846
                                        ==================  ==================


      The accompanying notes are an integral part of these statements.

                            MW Medical, Inc.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    Two years ended December 31, 2000

                                             Note
                                  Addi-      receivable              Total
                Common Stock      tional     From        Accu-       stock
             ------------------   paid-in    former      mulated     holders'
               Shares    Amount   capital    parent      deficit     equity
             ---------- ------- ----------- ---------  ----------- ----------
BALANCE,
  December 31,
  1998       15,723,929  15,724   3,425,804  (200,000)  (2,243,164)   998,364
Issuance of
  common stock,
  net of
  issuance
  costs       1,000,000   1,000     673,974         -            -    674,974

Beneficial
  conversion
  feature in
  debentures          -       -   1,000,000         -            -  1,000,000

Convertible
  debentures
  converted
  to common
  stock       2,575,514   2,576   2,997,424         -            -  3,000,000

Stock warrants
  and options
  granted in
  connection
  with
  debentures          -       -     671,248         -            -    671,248

Retirement
  of stock   (1,185,000) (1,185)      1,185         -            -          -

Exercise of
  stock
  options       260,000     260     259,740         -            -    260,000

Stock options
  granted for
  services            -       -     262,553         -            -    262,553

Capital
  contribution
  by former
  parent              -       -           -    50,000            -     50,000

Net loss              -       -           -         -   (4,592,575)(4,592,575)
             ---------- ------- ----------- ---------  ----------- ----------
BALANCE,
  December 31,
  1999       18,374,443 $18,375 $ 9,291,928 $(150,000) $(6,835,739)$2,324,564
             ========== ======= =========== =========  =========== ==========

Issuance of
  common
  stock,
  net of
  issuance
  costs      2,860,000    2,860   3,327,140 $       -            -  3,330,000

Exercise
  of
  options       58,000       57      57,943                            58,000

Granting
  of options
  for services                      141,572                           141,572

 Net Income                                             (3,973,657)(3,973,657)
             ---------- ------- ----------- ---------  ----------- ----------
             21,292,443  21,292  12,818,583  (150,000) (10,809,396) 1,880,479
             ========== ======= =========== =========  =========== ==========



      The accompanying notes are an integral part of these statements.

                            MW Medical, Inc.
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                         Year ended December 31,


                                               2000                1999
                                        ------------------  ------------------
Cash flows from operating activities
   Net Loss                             $       (3,973,657) $       (4,592,575)
   Adjustments to reconcile net loss
     to cash used in operating
     activities:
       Depreciation and amortization               100,595              62,622
       Amortization of discount on
         convertible debt                                -           1,671,248
       Non monetary compensation                   141,572             262,553
     Bad debt expense                                    -             183,125
     Changes in assets and liabilities
       Increase in accounts receivable             (51,629)                  -
       Increase in inventories                  (1,114,493)         (1,667,258)
       Decrease (increase) in restricted cash      500,000            (500,000)
       Decrease (increase) in prepaid expenses
         and other receivables                   1,516,750          (1,470,532)
       Increase (decrease) in accounts payable
         and accrued expenses                     (556,281)          1,057,526
       Increase (decrease) in deposits            (103,100)            103,100
       Decrease in income taxes payable             (2,400)                800
                                        ------------------  ------------------

       Net cash used in operating activities    (3,542,643)         (4,889,391)
                                        ------------------  ------------------

     Cash flows used in investing activities
       Purchase of equipment                      (102,364)            (16,034)


      The accompanying notes are an integral part of these statements.

                            MW Medical, Inc.
           CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                         Year ended December 31,

                                               2000                1999
                                        ------------------  ------------------

Cash flows from financing activities
   Capital contribution from former
     Parent                                              -              50,000
   Proceeds from convertible debenture
     Offering                                            -           3,000,000
   Proceeds from loans                             487,000             425,000
   Payments on loans                              (515,000)                  -
   Sale of common stock                          3,288,000             934,974
                                        ------------------  ------------------
       Net cash provided by financing
         Activities                              3,260,000           4,409,974
                                        ------------------  ------------------
      (Decrease) increase in cash and
         cash equivalents                         (385,007)           (495,451)

Cash and cash equivalents at beginning
   of period                                       394,832             890,283
                                        ------------------  ------------------
Cash and cash equivalents at end
   of period                            $            9,825  $          394,832
                                        ==================  ==================

Supplemental information
   Cash paid for interest               $           28,596  $            3,963
   Cash paid for income taxes           $            3,200  $            1,600

Non cash items
  Inventory being used in clinical trials in the amount of $324,000 was capitalized as R&D equipment


      The accompanying notes are an integral part of these statements.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
-----------------------

MW Medical, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 4, 1997. The Company currently produces and distributes medical devices utilizing the Company's proprietary microwave technology. Through its subsidiary, Microwave Medical Corporation ("MMC"), the Company is engaged in the development of technology relating to the use of microwave energy for medical applications.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries, MMC and MMC's German based subsidiary, Microwave Medical ("GmbH"), which was formed in late 1997. All significant intercompany balances have been eliminated in consolidation.

Concentration of Risk
---------------------

The Company outsources the majority of its manufacturing to one supplier. The reliance on a limited number of vendors is subject to several risks, including economic disruptions and price fluctuations, any one of which could have a material adverse effect on the Company's business and results of operations.

Revenue Recognition
-------------------

Revenues are recognized upon in-service of the product, when the price to the purchaser is fixed, there are not significant obligations for future performance and the purchaser's obligation is not contingent on the future performance of the Company.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

Inventory
---------

Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost (principally using First-in, First-out) or market.

Research and Development Costs
------------------------------

Research and development costs are generally charged to operations as incurred. Research and development costs that have an alternative future use are capitalized. The total amount of research and development costs capitalized were $216,000 and $107,528 for the year ended December 31, 2000 and 1999, repectively.

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

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

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

Net Loss per Share
------------------

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

Stock options and stock purchase warrants to purchase shares on common stock that were outstanding during 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive were 1,895,000 and 886,000 respectively.

Reclassifications
-----------------

Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

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

Management has taken steps which it believes are sufficient to provide the Company with the ability to continue its operations over the near term. The Company has reduced staffing to key personnel, specifically corporate officers and technicians necessary to continue manufacturing operations. Additionally, all officers are voluntarily participating in a salary deferral program until additional funding is secured. The Company has also initiated talks with several of its larger vendors to obtain extended payment terms. While the Company has been successful in negotiating payment terms with a few vendors, formal agreements have not been established with all of the vendors and there can be no guarantee such agreements will ever be reached. Sales of the MW 2000 are expected to at least partially offset the cash requirements of the business. The Company is pursuing opportunities to establish a strategic alliance with an established entity or to possibly be acquired or merged with another entity. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

NOTE C - INVENTORY

At December 31, 2000, inventory was comprised of the following:

              Raw materials          $  2,098,195
              Finished goods              359,556
                                     ------------
                                        2,457,751
                                     ============

The Company maintains significant amounts of inventory in comparison to current sales levels. Should sales continue at current levels, a portion of the inventory will not be realized in the current business cycle.

NOTE D -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2000:

Machinery & equipment              $560,834
Other                               136,216
                                   --------
                                    697,050
Less accumulated depreciation       350,177
                                   --------
                                    346,873
                                   ========

NOTE E - RELATED PARTY TRANSACTIONS

In 1998, the Company was spun off from its former parent, Dynamic Associates, Inc. ("Dynamic"). As part of the spin-off transaction, the Company issued stock on a one-for-one basis to the shareholders of Dynamic. In return, the Company received its subsidiaries, MMC and P&H, a note receivable from its former parent for $200,000 and had debt forgiven in the amount of $2.1 million. As of December 31, 2000, $150,000 of the note receivable remains unpaid and is included as an offset to equity.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999

The Company borrowed monies from Ms. Jan Wallace, President and Chief Executive Officer of the Company under a promissory note and loan agreement. The total amount of funds outstanding as of December 31, 2000 was $297,000. The note accrues interest at 10% per annum and matures in March 2001. The Company is currently in default on this note.

Accrued expenses include approximately $123,000 and $129,000 that is owed to Ms. Sim, the Company's former CFO, and Ms. Wallace, the Company's President and CEO. The accrued expenses relate primarily to salary and reimbursable business expenses.

The Company sold one MW 2000 Microwave delivery system for $45,000 to a company in which Ms. Wallace, MW Medical's President and CEO, is the chairman of the board. A receivable in the amount of $45,000 has been included in accounts receivable as of December 31, 2000. During the first quarter of 2001, this receivable was offset against the accrued expenses payable to Ms. Wallace.

NOTE F - STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

In January 2000, the Company offered and sold 1,000,000 shares of common stock and 100,000 warrants through a private placement memorandum dated December 15, 1999, at a price of $3.00 per share. Cash proceeds, net of issuance costs, were $2,400,000.

In July through September 2000, the Company offered and sold 1,860,000 shares of common stock and 186,000 warrants through a private placement memorandum dated July 15, 2000 at a price of $0.50 per share. Cash proceeds, net of issuance costs, were $930,000.

NOTE G - STOCK OPTIONS

In March 1999, the Company authorized 2,500,000 shares of its common stock to be utilized in an incentive compensation program. The Company granted 415,000 and 2,250,000 options for the year ended December 31, 2000 and 1999, respectively. The stock options vest and become exercisable as follows: 50% at the date of grant and 50% one year from the date of grant. The stock options were granted at the market value of the Company's common stock or higher on the date of grant.

At December 31, 2000, there were 558,000 additional common stock shares available for grant under the Plan. A summary of the activity related to this plan is as follows:


                                   Weighted
                               average exercise
                                    price              Options
                               ----------------   -----------------
Balance at December 31, 1999        $1.48             1,745,000
   Options granted                  $0.57               415,000
   Options forfeited                $2.62              (218,000)
   Options exercised                $1.00               (47,000)
                                                     ----------
Balance at December 31, 2000        $0.70             1,895,000
                                                     ==========

The following information applies to options outstanding at December 31, 2000:

                           Options outstanding      Options exercisable
               ------------------------------------ -------------------

                             Wtd. avg.     Wtd. avg.           Wtd. avg.
                  Number     remaining     exercise   Number   exercise
                outstanding  life (years)  price    exercisable   price
               ------------ -------------  -------- ---------- --------
Exercise price
$0.30 - $3.30     1,895,000      2.69       $0.70    1,690,000   $0.72
               ============ =============  ======== ========== ========


The Company recognized compensation cost of $141,571 under the Plan for the year ended December 31, 2000. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:


Net loss                       As reported         $  (3,973,657)
                               Pro forma           $  (4,001,356)

Basic loss per share           As reported         $       (0.20)
                               Pro forma           $       (0.20)

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999


NOTE G - STOCK OPTIONS - Continued

These proforma numbers may not be representative of future disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 3 years and volatility of 86%. The weighted-average fair value of options granted during 2000 was $0.35.

NOTE H - INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred net operating losses from the commencement of operations through December 31, 2000. At December 31, 2000, the Company has net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $2,930,000, such carryforwards expire in various years through 2020. The Company also has $366,000 of net operating loss carryforwards available to offset future state taxable income that expires in various years through 2005. Deferred tax assets total approximately $3,296,000 and include the effects of these net operating loss carryforwards as well as certain expenses that are reported for financial statement and income tax purposes in different periods. The Company has provided a valuation allowance to offset all net deferred tax assets due to the uncertainty of realization.


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancelable operating leases for property and equipment as of December 31, 2000. The leases require monthly payments ranging from $1,054 to $5,075 and expire at various dates through December 2002. The future lease payments are as follows:


2001                                         $   123,954
2002                                              20,026
                                             -----------
                                             $   143,980
                                             ===========

The Company is involved in various lawsuits arising from its normal operations. It is the opinion of management, in consultation with counsel, that the outcome of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.

                            MW Medical, Inc.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2000 and 1999


NOTE J - SUBSEQUENT EVENT

From January through March 2001, the Company borrowed an additional approximately $290,000 from Ms. Jan Wallace. The notes accrue interest at 10% per annum and matured in March 2001. In connection with the note and other liabilities owed to Ms. Wallace, Ms. Wallace also received 1.2 million shares of the Company's common stock. The Company is currently in default on this note.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.


By:   /s/ Dean Drummond
      -----------------------------------------
      Dean Drummond Chief Financial Officer



In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Jan Wallace
	-----------------------------------------
      Jan Wallace, Director, President and CEO
      Date: March 31, 2001



By:   /s/ Elliot Smith
      -----------------------------------
      Elliot Smith, Director
      Date: March 31, 2001


By:   /s/ Jack Friedland
	-----------------------------------------
      Jack Friedland, Director
      Date: March 31, 2001


By:   /s/ Nigel Parker
      -----------------------------------------
      Nigel Parker, Director
      Date: March 31, 2001