Form 10QSB
period 2001-03-31
MW MEDICAL INC
filed 2001-05-15
CIK 1059577

                           UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                           FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[ ]   Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from          to

Commission File Number 001-14297
                       ---------

                         MW Medical, Inc.
                         ----------------
 (Exact name of Small Business Issuer as specified in its charter)

Nevada                                 86-0907471
------                                 ----------
(State or other jurisdiction of        (IRS Employer
incorporation )                        Identification No.)

      6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85250
                (Address of principal executive offices)

                         (480) 483-8600
                         --------------
         Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

               Class                     Outstanding as March 31, 2000
------------------------------------     -----------------------------
$.001 par value Class A Common Stock           21,292,443 shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                     PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the three months ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         MW Medical, Inc.

                   CONSOLIDATED BALANCE SHEETS


                                                           March 31,
                                                              2001
                                                        ---------------
CURRENT ASSETS
  Cash                                                  $         1,446
  Accounts Receivable                                            78,145
  Inventory                                                   2,234,098
  Other current assets                                           14,870
                                                        ---------------
     Total current assets                                     2,328,559

PROPERTY AND EQUIPMENT, net                                     310,235

OTHER RECEIVABLES, net                                            2,383
                                                        ---------------
                                                        $     2,641,177
                                                        ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                      $       226,175
  Accrued expenses                                               21,523
  Accrued expenses - related party                              285,278
  Note payable - related party                                  586,100
                                                        ---------------
     Total current liabilities                                1,119,076

COMMITMENTS AND CONTINGENCIES                                         -

STOCKHOLDERS' EQUITY

  Common stock $.001 par value; authorized -
    100,000,000 shares issued and outstanding,
    18,374,443                                                   21,292
  Additional paid-in capital                                 12,818,583
  Note receivable from former parent                           (150,000)
  Accumulated deficit                                       (11,167,774)
                                                        ---------------

     Total stockholders' equity                               1,522,101
                                                        ---------------

                                                        $     2,641,177
                                                        ===============

                         MW Medical, Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS
                            (Unaudited)


                                               Three months ended March 31,
                                               ----------------------------
                                                    2001           2000
                                               -------------  -------------
Sales, net                                     $     110,060  $           -
Cost of sales                                         71,056              -
                                               -------------  -------------
                                                      39,004              -

General and administrative expenses                  219,402      1,126,505

Depreciation and amortization                         36,978          4,945

Research and development                             126,934        242,946
                                               -------------  -------------
       Total operating expenses                      383,314      1,374,396

       Net operating loss                           (344,310)    (1,374,396)

Interest income (expense)                            (14,068)         7,024

       NET LOSS                                $    (358,378) $  (1,367,372)
                                               =============  =============

Net loss per weighted average share            $       (0.02) $       (0.07)
                                               =============  =============

Weighted average number of common
  shares used to compute net loss per
  weighted average share                          21,292,443     19,925,931
                                               =============  =============

                          MW Medical, Inc.

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)




                                               Three months ended March 31,
                                               ----------------------------
                                                    2001           2000
                                               -------------  -------------
Cash flows from operating activities
  Net Loss                                     $    (358,378) $  (1,367,372)
  Adjustments to reconcile net loss
   to cash used in operating activities:
    Depreciation and amortization                     36,638          4,945
    Deferred salaries                                 78,624              -
    Interest expense                                  14,068              -
    Changes in assets and liabilities
      Increase in accounts receivable                (71,516)             -
      Decrease (increase) in inventories              48,653       (431,380)
      Decrease (increase) in restricted cash               -              -
      Decrease (increase) in prepaid expenses
        and other receivables                            (89)        29,062
      Decrease in accounts payable and accrued
        Expenses                                     (45,479)       (86,129)
      Increase in deposits                                 -        200,465
                                               -------------  -------------

        Net cash used in operating activities       (297,479)    (1,650,409)
                                               -------------  -------------

Cash flows used in investing activities

  Purchase of equipment                                    -        (95,111)

                         MW Medical, Inc.

                           (Unaudited)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                       2001           2000
                                                  -------------  -------------
Cash flows from financing activities
  Proceeds from line of credit                                -         40,000
  Proceeds from loans                                   289,100              -
  Payments on loans                                           -              -
  Proceeds from the exercise of stock options                 -         57,999
  Sale of common stock                                        -      2,400,000
                                                  -------------  -------------
       Net cash provided by financing activities        289,100      2,497,999
                                                  -------------  -------------

       (Decrease) increase in cash and
         cash equivalents                                (8,379)       752,479

Cash and cash equivalents at beginning of period          9,825        394,832
                                                  -------------  -------------

Cash and cash equivalents at end of period        $       1,446  $   1,147,311
                                                  =============  =============

Supplemental information
  Cash paid for interest                          $           -  $       6,395
  Cash paid for income taxes                      $       2,400  $           -

Supplemental Disclosure
  Through agreement of both parties, the Company settled a liability of approximately $175,000 to a supplier through the exchange of inventory. This supplier has agreed to provide replacement inventory components to the Company at specified prices in the future. The Company is not contractually required to repurchase this or any other inventory from this supplier in the future.

  The Company sold a MW 2000 to a entity in which our Chief Executive Officer serves on their Board of Directors. Our Chief Executive Officer has elected to have the Company reduce the accrued payable to her as payment for the MW 2000.

                         MW Medical, Inc.

                  March 31, 2000 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB and Rule 10-01 of Regulation S-
X. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE B - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations and will continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise.

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

Cash is extremely limited and Ms. Wallace, our president and chief executive officer, continues to finance us. All financing has been provided on an as needed basis. We currently owe Ms. Wallace in excess of $600,000. This borrowing is secured by all of our assets, including, but not limited to, all of our inventory and patents. We are currently in default on these notes. Should we not be able to raise additional capital in the immediate future, our business may fail. Additionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests.

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

In February 2001, we received FDA clearance to begin marketing the larger aperture hand piece. With this new hand piece, the size of our aperture is now comparable with our competitors and removes one of the barriers we had been facing in the market. We are also pursuing several established distributors to assist us in expanding our sales coverage. We expect to solidify relationships with at least one of these distributors in the second quarter. The market demand for our product has been growing in our targeted geographical areas and we expect demand to continue to grow as our product gets more exposure in the market and is used in more commercial settings. We expect we will continue to market our products in limited geographic markets until our additional FDA clearances for facial hair removal and the treatment of spider veins are received. After these FDA clearances are obtained and we obtain the necessary financing we plan to begin a more aggressive marketing campaign.

Even with the cash generated from sales, we will require additional funds to continue operations in the immediate future. We plan to complete another equity or debt financing to fund operations, however, we can offer no guarantee that we will be able to raise sufficient funds in the future or that cash flows from operations will ever be sufficient to continue operations. Failure to obtain additional financing or generate cash flows from operations will cause us to, at a minimum, not fully operate our business, or in the worst case, cause our business to fail. We continue to pursue a relationship with a strategic partner to assist us in our fund raising and distribution activities.

Assets

Total assets decreased to $2,641,177 on March 31, 2001 from $2,883,242 on December 31, 2000, a decrease of $242,065 or 8.4%.
The net change resulted primarily from a decrease in inventory offset by an increase in accounts receivable. The decrease in inventory resulted primarily from our sale of MW 2000 systems and the exchange of inventory for the settlement of a liability with a vendor. The increase in accounts receivable is the result of the sale of MW 2000 systems.

Liabilities And Stockholders' Equity

Our liabilities increased by $116,313, or 11.6% to $1,119,076 as of March 31, 2001. The increase in liabilities was caused by increases in notes payable - related party and accrued expense related party. We have primarily been funded by Ms. Wallace, our president and chief executive officer for the past several months. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all or a portion of their salaries. The deferral of salaries are reflected in accrued expense - -related party. The increases in notes payable were offset by a reduction in accounts payable. Accounts payable was decreased through the settlement of a liability with inventory. Stockholders' equity decreased $358,378, or 19.06%, to $1,522,101 as of March 31, 2001. The
decrease in stockholders' equity resulted from the net loss from operations.


Results of Operations

Due to serious cash constraints, we have drastically scaled back operations during the first quarter of 2001 and are not fully operating our business according to plan. We have reduced the workforce to 3 employees, including officers, and slowed the pace of our clinical trials. We do not expect to increase employee or more actively operate our business until we are able to raise additional capital or generate suficient revenues from operations. We have coninued to sell the MW 2000 in selected geopgraphic markets with moderate success. We have established a relationship with a national distributor in April 2001 and have begun to develop a joint marketing and sales effort. We believe this relationship will enable us to have a stronger presence nationally and within our targeted geographic areas, which should result in additional sales.

Net loss for the three months ended March 31, 2001 was $358,378 compared to a loss of $1,367,372 during the same period in 2000. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and a slow down in research and development work.

General and administrative expenses for the three months ended March 31, 2001 were $219,402 compared to $1,126,505 for the same period in 2000. This reflects a decrease of $907,103, or 80.52%. This decrease was primarily due to significant reductions in payroll and professional fees.

Research and development expenses were $126,934 for the three months ended March 31, 2001 compared to $242,946 for the same period in 2000. The decrease of $116,012 reflects our reduction in clinical sites, a slow down in research and development activities and the reduction of several research and development personnel.

Depreciation and amortization expenses for the three months ended March 31, 2001 were $36,978 compared to $4,945 for the same period in 2000. The increase in depreciation was due to an increased fixed asset purchases during the second and third quarters of 2000.

Despite initial efforts, our sales have not met expectations.   We
believe the slow sales are a result of a lack of approval for facial hair removal, the size of the aperture and longer than expected trial periods in the sales cycle. To overcome these obstacles, we are continuing our clinical trials, with an emphasis on the facial hair removal trial. We hope to be able to submit data to the FDA for facial hair removal sometime in 2001. We have received FDA clearance to begin marketing the larger aperture and have incorporated it into our marketing and sales efforts. Extended trial periods for doctors appear to be a trend in the marketplace. While this is not a deterrence to sales, it does affect the length of the sales cycle and the timing of revenue recognition. We will continue to market and sell the MW 2000 during 2001, and expect sales will increase as additional FDA clearances are obtained and adequate financing is secured.

Liquidity and Capital Resources

We have extremely limited cash resources to sustain operations. While limited funds have been generated from revenues, it is unlikely cash generated from operations will be sufficient to continue operations. We will need to raise additional capital in the immediate future or we will experience significant material adverse results.

For the first quarter of 2001, we have relied upon Ms. Wallace to providing funding. In fact, Ms. Wallace funded all operations since November 2000. We have not yet identified new sources for financing and we are currently in default on our notes to Ms. Wallace. If we are unable to raise additional capital in the immediate future, we will not be able to meet our obligations to Ms. Wallace and other vendors. Failure to meet these obligations will likely cause our business to fail.

As of March 31, 2001, the Company had $1,446 in cash.

We used cash of $297,479 in our operating activities during the three months ending March 31, 2001 compared to $1,650,409 for the same period in 2000. In the first quarter of 2001, we were primarily involved in significant cost cutting measures and were able to work out payment terms with some of our suppliers. Although, we have been able to agree to terms with several of our suppliers we have not obtain written agreements with several of our vendors. Failure to obtain payment plans with certain vendors may cause significant cash strains on our business, which may cause us to be unable to fully operate our business. We intend to obtain financing through additional equity offerings until such time as cash flows from operations are sufficient to support
us.   We currently do not have this financing in place and we can provide investors with no assurance that such financing will be obtained.

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

                    PART II - OTHER INFORMATION


Item 1.   Legal Proceedings:

None

Item 2.   Changes in Securities and Use of Proceeds:

None

Item 3.   Defaults Upon Senior Securities:

None

Item 4.   Submission of Matters to a Vote of Security Holders:

None

Item 5.   Other Information:

None

Item 6.   Exhibits and Reports on Form 8-K:

     (a)  Exhibits
          None

     (b)  Reports on Form 8-K
          None

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MW Medical, Inc.


DATED:   May 14, 2001              /s/ Dean Drummond
                                   --------------------------------------
                                   Dean Drummond, Chief Financial Officer