Form 10KSB/A
period 1999-12-31
MW MEDICAL INC
filed 2001-07-05
CIK 1059577

                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10KSB/A
                          Amendment No. 2

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from             to
                                    ------------   -------------
     Commission File No.  001-14297

                          MW Medical, Inc.
       (Exact name of Registrant as specified in its charter)

  NEVADA                                 86-0907471
--------------------------------         -----------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)            Identification Number)

6617 N. Scottsdale Road, Suite 103,
Scottsdale, AZ                           85250
-----------------------------------      ----------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (480) 483-8700

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

Research and Development Expenditures

During the 1998 and 1999 fiscal years, the following amounts were spent by MW on research and development activities:


             Year Ended                Year Ended
             December 31, 1998         December 31, 1999
             -----------------         -----------------
             $ 569,738                 $678,162

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

Item 4. Submission of matters to a Vote of Security Holders

The Company held its Annual Shareholders Meeting on December 10, 1999. At this meeting, the shareholders voted on the election of directors and approved the Incentive Stock Option Plan. The following was the result of the election of directors:

                 Votes        Votes      Votes                   Broker
Nominee          For          Against    Withheld  Abstentions   Non-Votes
------------
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


                                   HIGH                  LOW
                                  -------               ------
1999**
First Quarter                     Not Trading*
Second Quarter                    $2.00                 $1.00
Third Quarter                     $3.93                 $1.75
Fourth Quarter                    $4.19                 $2.66
------------------------------------------------------------------------
*Trading of MW's stock did not begin until Second Quarter 1999.
** The prices are all "bid" prices.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation

All discussions included in this report are as of the original filing date of May 15, 2000. For a more current discussion of the Company's financial results please refer to the Company's Form 10KSB filing for the period ended
December 31, 2000.

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

Assets

Total assets of the Company increased from $1,204,482 on December 31, 1998 to $4,117,108 on December 31, 1999, an
increase of $2,912,626 or 242%. The net change resulted primarily from an increase in cash, inventory and deposits. The Company's increase of its cash resulted primarily from its sale of $3,000,000 in convertible debentures in July, the sale of its common stock and short-term borrowings. The Company's $1,667,258 increase in inventory resulted from the initial production of its MW 2000 systems after receiving FDA approval in October 1999. Deposits consisted of the Company's payments of $1,350,000 to a manufacturer to collateralize the production of future MW 2000 systems.

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

Grace Sim was the Secretary/Treasurer and a director of MW from inception in December 1997 through June 2000. She is also currently the Secretary/Treasurer and a director of Dynamic Associates, Inc., a public company. Ms. Sim joined Dynamic in January 1997. Before joining Dynamic, Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

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

-------------------------------------------------------------------------
                               Number        Transactions  Known Failures
                               of Late       Not Timely    To File a
Name and principal position    Reports       Reported      Required Form
-------------------------------------------------------------------------
Jan Wallace, Director,
President, CEO                   2               0         None
Grace Sim, Director,
Sec/Treas.                       2               0         None
Elliot Smith, Director           2               0         None
Jack Friedland, Director         2               0         None
-------------------------------------------------------------------------

Item 10.  Executive Compensation

                    Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------
                                                                           All
                                          Other                            Oth-
                                          Annual                           er
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/*  LTIP    sa-
Name      Title	 Year  Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----      -----    ---- --------  ----- ------ ------- ------- --------- ----

Jan       Chairman
Wallace   Director  1999 $180,000   $   0   0    400,000   0        0     0

                    1998 $150,000(1)$   0   0          0   0        0     0

Grace     Director
Sim       Secretary/1999 $ 96,000   $   0   0    200,000   0        0     0
          Treasurer
                    1998 $ 80,000(2)$   0   0          0   0        0     0

Elliot    Director  1999 $      0   $   0   0    100,000   0        0     0
Smith

Jack
Friedland Director  1999 $      0   $  0    0    100,000   0        0     0

Paul E.   President 1999 $87,096(3) $  0    0    200,000   0        0     0
Banko     CEO
                    1998 $36,000(4) $ 0     0          0   0        0     0

(1) Includes $86,393 accrued at December 31, 1998.
(2) Includes $45,569 accrued at December 31, 1998.
(3) Mr. Banko resigned July 9, 1999.
(4) For October 1, 1998 to December 31, 1998.


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

June 12, 2001
  MW Med-123199



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

                    INDEPENDENT AUDITOR'S REPORT



Board of Directors
MW Medical, Inc.

We have audited the accompanying consolidated balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


/s/ Smith & Company

CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 23, 2001

                             MW Medical, Inc.
                        CONSOLIDATED BALANCE SHEET
                            December 31, 1999


                             ASSETS


CURRENT ASSETS

  Cash                                                          $   394,832

  Restricted cash                                                   500,000

  Inventory                                                       1,667,258

  Deposits                                                        1,350,000

  Other current assets                                              165,341
                                                                -----------

     Total current assets                                         4,077,431

PROPERTY AND EQUIPMENT, net                                          21,104

OTHER RECEIVABLES, net                                               18,573
                                                                -----------
                                                                $ 4,117,108
                                                                ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable                                              $ 1,143,802

  Short-term borrowings                                             425,000

  Income taxes payable                                                2,400

  Accrued expenses                                                  118,242

  Deposits                                                          103,100
                                                                -----------

     Total current liabilities                                    1,792,544


COMMITMENTS AND CONTINGENCIES                                             -

STOCKHOLDERS' EQUITY

  Common stock $.001 par value; authorized -
    100,000,000 shares issued and outstanding, 18,374,443            18,375

  Additional paid-in capital                                      9,291,928

  Note receivable from former parent                               (150,000)

  Accumulated deficit                                            (6,835,739)
                                                                -----------
Total stockholders' equity                                        2,324,564
                                                                -----------
                                                                $ 4,117,108
                                                                ===========

      The accompanying notes are an integral part of these statements.

                              MW Medical, Inc.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                          Year ended December 31,


                                                    1999            1998
                                               --------------  --------------

Selling, general and administrative expenses   $    1,905,239  $      614,979

Depreciation and amortization                          62,622          96,348

Research and development                              678,162         569,738

     Net operating loss                            (2,646,023)     (1,281,065)

Other income (expense)

  Interest income                                      66,728          17,425

  Interest expense                                 (2,010,880)              -
                                               --------------  --------------

                                                   (1,944,152)         17,425
                                               --------------  --------------

     Net loss from continuing operations
       before income taxes                         (4,590,175)     (1,263,640)

Income tax expense                                      2,400             800
                                               --------------  --------------

     Net loss before discontinued operations       (4,592,575)     (1,264,440)

Discontinued operations

  Sale of subsidiary                                        -        (477,862)

  Operations of subsidiary sold April 1, 1998               -        (194,268)
                                               --------------  --------------

-        (672,130)
                                               --------------  --------------

     NET LOSS                                  $   (4,592,575) $   (1,936,570)
                                               ==============  ==============
Basic and diluted earnings per share

  Net loss from continuing operations          $        (0.27) $        (0.08)

  Net loss from discontinued operations                     -           (0.05)
                                               --------------  --------------
     Net loss                                  $        (0.27) $        (0.13)
                                               ==============  ==============

Weighted-average number of common shares           16,912,700      14,462,285
                                               ==============  ==============

      The accompanying notes are an integral part of these statements.

                                MW Medical, Inc.
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                       Two years ended December 31, 1999


                                             Note
                                  Addi-      receivable              Total
                Common Stock      tional     From        Accu-       stock
             ------------------   paid-in    former      mulated     holders'
               Shares    Amount   capital    parent      deficit     equity
             ---------- ------- ----------- ---------  ----------- ----------
BALANCE,
  January 1,
  1998       14,223,929 $14,224 $    35,876 $       -  $  (306,594)$ (256,494)

Issuance of
  common
  stock for
  cash        1,500,000   1,500   1,009,513         -            -  1,011,013

Subsidiary
  Adjustment          -       -      10,608         -            -     10,608

Debt
  forgiveness
  and note
  receivable
  from former
  parent              -       -   2,369,807  (200,000)           -  2,169,807

Net loss              -       -           -         -   (1,936,570)(1,936,570)

BALANCE,
  December 31,
  1998       15,723,929  15,724   3,425,804  (200,000)  (2,243,164)   998,364
             ---------- ------- ----------- ---------  ----------- ----------
Issuance of
  common
  stock, net
  of issuance
  costs       1,000,000   1,000     673,974         -            -    674,974

Beneficial
  conversion
  feature in
  debentures          -       -   1,000,000         -            -  1,000,000

Convertible
  debentures
  converted
  to common
  stock       2,575,514   2,576   2,997,424         -            -  3,000,000

Stock
  warrants
  and options
  granted in
  connection
  with
  debentures          -       -     671,248         -            -    671,248

Retirement of
  Stock      (1,185,000) (1,185)      1,185         -            -          -

Exercise of
  stock
  options       260,000     260     259,740         -            -    260,000

Stock options
  granted for
  services            -       -     262,553         -            -    262,553

Capital
  contribution
  by former
  parent              -       -           -    50,000            -     50,000

Net loss              -       -           -         -   (4,592,575)(4,592,575)
             ---------- ------- ----------- ---------  ----------- ----------
BALANCE,
  December 31,
  1999       18,374,443 $18,375 $ 9,291,928 $(150,000) $(6,835,739)$2,324,564
             ========== ======= =========== ========== =========== ==========

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

The Company granted stock options valued at $262,553 for certain services.

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

Research and Development Costs
------------------------------

Research and development costs are generally charged to operations as incurred. Research and development costs that have an alternative future use are capitalized. The total amount of research and development costs capitalized in 1999 was $107,528. No research and development costs were capitalized in 1998.

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

                               MW Medical, Inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE B - INVENTORY

At December 31, 1999, inventory was comprised of the following:


                 Raw materials            $        136,586
                 Finished goods                  1,530,672
                                         -----------------
                                          $      1,667,258
                                         =================

NOTE C -  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 1999:

                 Machinery & equipment    $        237,464
                 Other                              33,562
                                         -----------------
                                                   271,026
                 Less accumulated
                   Depreciation                   (249,922)
                                         -----------------
                                          $         21,104
                                         =================


NOTE D - NOTE RECEIVABLE RELATED PARTY

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

NOTE E - SHORT -TERM BORROWINGS

The Company has a line of credit with a bank in the amount of $500,000, of which $425,000 was outstanding as of December 31, 1999. The line of credit accrues interest at 8.5% per annum and expires on June 12, 2000. The line of credit is collateralized by a certificate of deposit in the amount of $500,000. The certificate of deposit is included in restricted cash as of December 31, 1999.


NOTE F - STOCKHOLDERS' EQUITY AND CONVERTIBLE DEBENTURES

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

The Company allocated a portion of the convertible debentures to the embedded beneficial conversion feature contained in the convertible debentures and charged it to paid-in capital. The portion allocated to the beneficial conversion feature totaled $1,000,000, which was charged to interest expense at the date of issuance.

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

At December 31, 1999, there were 250,000 additional common stock shares available for grant under the Plan. A summary of the activity related to this plan is as follows:


                                          Weighted
                                          average
                                          exercise
                                            price           Options
                                        ------------    ---------------
Balance at December 31, 1998                      -                  -
  Options granted                             $1.39          2,250,000
  Options forfeited                           $1.00           (245,000)
  Options exercised                           $1.00           (260,000)
                                                        ---------------
Balance at December 31, 1999                  $1.48          1,745,000
                                                        ===============

                               MW Medical, Inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998


NOTE G - STOCK OPTIONS - Continued

The following information applies to options outstanding at December 31, 1999:

                      Options outstanding              Options exercisable
              ----------------------------------  ---------------------------
                           Wtd. avg.   Wtd. avg.                    Wtd. avg.
              Number       remaining   exercise      Number         exercise
              Outstanding life (years)   price     exercisable        price
              ----------- ------------ ---------  --------------  -----------

Exercise price

$1.00 - $3.31 $ 1,745,000     2.61      $1.42        872,500        $  1.42
              =========== ============ =========  ==============  ===========


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


NOTE I - COMMITMENTS AND CONTINGENCIES

The Company has entered into non-cancelable operating leases for property and equipment as of December 31, 1999. The leases require monthly payments ranging from $1,800 to $4,900 and expire at various dates through December 2002. The future lease payments are as follows:


2000                               $       68,000
2001                                       61,000
2002                                       63,000
                                   --------------
                                   $      192,000
                                   ==============

The Company is involved in various lawsuits arising from its normal operations. It is the opinion of management, in consultation with counsel, that the outcome of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows.


NOTE J - SALE OF P&H LABORATORIES

Effective April 1, 1998, the Company sold its subsidiary, P&H, for total consideration of $653,659. The consideration included $160,534 in cash, notes receivable of $493,125 and management services valued at $240,000. As of December 31, 1999 the remaining outstanding note receivable and management services balances were $243,125 and $60,000 respectively. The payor of the note defaulted on the payments for the remaining $243,125 and as of December 31, 1999

                               MW Medical, Inc.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999 and 1998

NOTE K - SUBSEQUENT EVENT

In January 2000, the Company sold approximately, 3,000,000 shares of common stock in connection with the private placement memorandum dated December 15, 1999. Cash proceeds from the sale, net of issuance costs, were $2,400,000.

In August thru September 2000, the Company sold approximately, 1,860,000 shares of common stock in connection with the private placement memorandum dated July 15, 2000. Cash proceeds from the sale, net of issuance costs, were 783,000. Included in the 1,860,000 shares, are shares issued in exchange for the cancellation of a note payable to an officer in the amount of $200,000.

As of May 2001, the Company has notes outstanding to Ms. Jan Wallace, the Company's President and Chief Executive Officer, totaling approximately $650,000. These notes are secured by all of the assets of the Company. In connection with these notes, the Company has issued Ms. Wallace 1,200,000 shares of the Company's common stock.

                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.


By: /s/ Jan Wallace
   ----------------------
   Jan Wallace, Director, President and CEO
   Date: June 5, 2001


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By: /s/ Dean Drummond
   ----------------------
   Dean Drummond
   Chief Financial Officer
   Date: June 5, 2001


By: /s/ Elliot Smith
   ----------------------
   Elliot Smith, Director
   Date: June 5, 2001



By: /s/ Jack Friedland
   ----------------------
   Jack Friedland, Director
   Date: June 5, 2001