Form 10QSB
period 2001-06-30
MW MEDICAL INC
filed 2001-08-16
CIK 1059577

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549


                          FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2001

[ ]  Transition Report pursuant to 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from                 to

Commission File Number 001-14297

                         MW Medical, Inc.
                         ----------------
(Exact name of Small Business Issuer as specified in its charter)

Nevada                                           86-0907471
-------------------------------                  ----------
(State or other jurisdiction of                  (IRS Employer
incorporation )                                  Identification No.)

    6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85250
    -------------------------------------------------------------
               (Address of principal executive offices)

                         (480) 315-8600
                         --------------
         Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

               Class                Outstanding as June 30, 2001
    -----------------------     ----------------------------------
   $.001 par value Class A             22,517,443 shares
       Common Stock

Transitional Small Business Disclosure Format (Check one): Yes [   ]
No [ X  ]

                 PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.
Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

                         MW Medical, Inc.

                   CONSOLIDATED BALANCE SHEETS


                                         June 30,         Dec. 31,
                                     2001 (unaudited)       2000
                                   -----------------  -----------------
CURRENT ASSETS
  Cash                             $        182                9,825
  Accounts Receivable                    24,645               51,629
  Inventory                           2,221,413            2,457,751
  Other current assets                   28,528               14,781
                                   -----------------  -----------------
        Total current assets          2,274,768            2,533,986

PROPERTY AND EQUIPMENT, net             273,046              346,873

OTHER RECEIVABLES, net                    2,383                2,383
                                   -----------------  -----------------
                                   $  2,550,197            2,883,242
                                   =================  =================

           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                 $    266,361              430,755
  Accrued expenses                       31,137              275,008
  Accrued expenses -
   related party                        365,420                    -
  Note payable -
   related party                        647,100              297,000
                                   -----------------  -----------------
Total current liabilities             1,310,018            1,002,763

COMMITMENTS AND CONTINGENCIES                 -


STOCKHOLDERS' EQUITY
  Common stock $.001 par value;
   authorized - 100,000,000
   shares issued and outstanding,
   22,517,443                            22,517               21,292
                                   -----------------  -----------------
  Additional paid-in capital         12,936,858           12,818,583

  Note Receivable from
  former parent                                             (150,000)
  Accumulated deficit               (11,719,196)         (10,809,396)
                                   -----------------  -----------------
    Total stockholders' equity        1,240,179            1,880,479
                                   -----------------  -----------------
                                   $  2,550,197            2,883,242
                                   =================  =================

                         MW Medical, Inc.

            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited)

                     Three months ended June 30,    Six months ended June 30,
                     ---------------------------------------------------------
                        2001             2000          2001           2000
                     ---------- ------------------------------  --------------

Sales, net           $  59,500        $       -      $169,560     $        -
Cost of sales            9,738                -        80,794              -
                     ---------- ------------------------------  --------------
                        49,762                -        88,766              -

General and
 administrative
 expenses              211,597           264,049      430,999       1,388,954

Officer
 compensation
 with stock            264,000                        264,000

Depreciation and
 amortization           36,849            23,454       73,827          28,399

Research and
 development            73,106           364,802      200,040         607,748
                     ---------- ------------------------------  --------------
    Total
     operating
     expenses          585,552           652,305      968,866       2,025,101

    Net
     operating
     loss             (535,790)         (652,305)    (880,100)     (2,025,101)



   Interest
    income                  -             11,613            -          18,637

Interest income
  (expense)             (15,632)                      (29,700)
                     ---------- ------------------------------  --------------
                        (15,632)        (640,692)     (29,700)         18,637

Loss from
 continuing
 operations
   before income
   taxes               (551,422)        (640,692)    (909,800)     (2,006,464)

Income
 tax expense                 -                -            -            1,600
                     ---------- ------------------------------  --------------
        NET LOSS      ($553,534)       ($640,692)   ($909,800)    ($2,008,064)
                     ========== ==============================  ==============

Net loss per
 weighted average
 share                   ($0.02)          ($0.03)      ($0.04)         ($0.10)
                     ========== ==============================  ==============

Weighted average
 number of
 common shares
 used to
 compute net
 loss per
 weighted
 average
 share               22,517,443       19,432,443   21,904,943      19,358,868
                     ========== ================ =============  ==============

                         MW Medical, Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                Six months ended June 30,
                                        -----------------------------------
                                                  2001              2000
                                           --------------     -------------
Cash flows from operating activities
 Net Loss                                   $  (909,800)       $(2,008,064)

 Adjustments to reconcile net loss to
  cash used in operating activities:

   Depreciation and amortization                 73,827             28,399

   Expenses paid in stock                       269,500                  -

   Interest expense                                   -                  -

   Changes in assets and liabilities
     Increase in accounts receivable             26,984                  -
     Decrease (increase) in inventories         236,338         (1,119,044)
     Decrease (increase) in restricted cash           -                  -
     Decrease (increase) in prepaid expenses
      and other receivables                     (13,747)         1,393,246
     Decrease in accounts payable and
      accrued expenses                          (42,845)          (914,361)
     Increase (decrease) in deposits                                93,100
     Decrease income taxes payable                    -             (2,400)
                                           --------------     -------------
        Net cash used in operating activities  (359,743)        (2,715,324)
                                           --------------     -------------
Cash flows used in investing activities

      Purchase of equipment                           -           (211,254)

                      MW Medical, Inc.

                        (Unaudited)

                                                Six months ended June 30,
                                        -----------------------------------
                                                  2001              2000
                                           --------------     -------------
Cash flows from financing activities
  Proceeds from line of credit                        -                  -
  Proceeds from loans                           350,100            140,000
  Payments on loans                                   -                  -
  Proceeds from the exercise of stock
   options                                            -                  -
  Sale of common stock                                -          2,457,999
                                           --------------     -------------
           Net cash provided
            by financing activities             350,100          2,597,999
                                           --------------     -------------
  (Decrease) increase in cash and cash
    equivalents                                  (9,643)          (328,579)

Cash and cash equivalents at
 beginning of period                              9,825            394,832
                                           --------------     -------------
Cash and cash equivalents at
  end of period                               $     182          $  66,253
                                           ==============     =============
Supplemental information

  Cash paid for interest                      $       -          $   9,169

  Cash paid for income taxes                  $   2,400          $   3,200


Supplemental Disclosure

Through agreement of both parties, the Company settled a liability of approximately $175,000 to a supplier through the exchange of inventory. This supplier has agreed to provide replacement inventory components to the Company at specified prices in the future. The Company is not contractually required to repurchase this or any other inventory from this supplier in the future. The fair market value of such component parts is $175,000.


The Company sold a MW 2000 for $45,000 to a entity in which our Chief Executive Officer serves on their Board of Directors. Our Chief
Executive Officer has elected to have the Company reduce the accrued payable to her as payment for the MW 2000.

                          MW Medical, Inc.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2001 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
---------------------
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE B - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations and will continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. Since the Company has inadequate funds to meet its business plan, the Company has scaled-back its research and development activities and reduced the number of our clinical sites. The Company's on-going business operations are limited to its ability to generate revenue from sales. No adjustments have been made to the interim financial statements to reflect the possibility of a reduction in the sales of inventory.

                          MW Medical, Inc.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     June 30, 2001 (Unaudited)

NOTE B - REALIZATION OF ASSETS - Continued

Management has taken the following steps, which it believes may be sufficient to provide the Company with the ability to continue its operations over the near term: The Company has reduced staffing to key personnel, specifically corporate officers and technicians necessary to continue manufacturing operations. Additionally, all officers are voluntarily participating in a salary deferral program until additional funding is secured. Sales of the MW 2000 are expected to at least partially offset the cash requirements of the business. The Company is pursuing opportunities to establish a strategic alliance with an established entity or to possibly be acquired or merged with another entity. The Company intends to raise funds in a private placement in the third quarter of 2001. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company have drastically scaled back all operations and has implemented significant cost reduction measures during the first half of 2001. Currently, we are not able to operate our business according to plan because of cash constraints. Failure to raise the necessary capital in the immediate future will, at a minimum, cause us to not be able to fully operate our business or, in the worst case, cause our business to fail. We are actively pursuing candidates for a strategic alliance or possible acquisition of our business. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue operations.

Cash is extremely limited. Ms. Wallace, our President and Chief Executive Officer, loaned a significant amount of money to the Company. Since November 2000, the company has been funded by Ms. Wallace on a need to basis. There is no guarantee that Ms. Wallace will continue to do so in the future, although she intends to continue to do so at this time. All financing has been provided on an as needed basis.  There is a note outstanding to Ms.
Wallace in excess of $647,000.  This borrowing is secured by all of our assets, including, but not limited to, all of our
inventory and patents. Additionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests. We are currently in default on these notes. The maturity date of the note has been extended to a point in time which is at the sole
discretion of Ms. Wallace.   Should we not be able to raise
additional capital in the immediate future and should we be unable to establish a strategic alliance or other means of financial support, our business may fail.

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

In February 2001, we received FDA clearance to begin marketing the larger aperture hand piece. With this new hand piece, the size of our aperture is now comparable with our competitors and removes one of the barriers we had been facing in the market. The Company has established distributor agreements to assist in expanding our sales coverage. The market demand for our product has been growing in our targeted geographical areas and we expect demand to continue to grow as our product gets more exposure in the market and is used in more commercial settings. We expect we will continue to market our products in limited geographic markets until our additional FDA clearances for facial hair removal and the treatment of spider veins are received. After these FDA clearances are obtained and we obtain the necessary financing we plan to begin a more aggressive marketing campaign.

The Company has started to sell machines to specific clientele at specific geographical locations for the remaining of fiscal year 2001. The cash flow to be generated from these sales will be sufficient to sustain operations for the immediate year. However, as inventory is reduced, and increased cost for sales and marketing increase, the company will require additional equity funding.
There can be no guarantee that such funding will be secured.

Assets
------
Total assets decreased to $2,550,179 on June 30, 2001 from $2,883,242 on December 31, 2000, a decrease of $333,045 or 12%.
The net change resulted primarily from a decrease in inventory primarily from our sale of MW 2000 systems and the exchange of inventory for the settlement of a $175,000 liability with a vendor and a decrease in cash.

Liabilities And Stockholders' Equity
------------------------------------
Our liabilities increased to $1,310,018 as of June 30, 2001 compared to $1,002,763 as of December 31, 2000. The increase in liabilities was caused by increases in notes payable - related party and accrued expense related party. The Company have primarily been funded by Ms. Wallace, our president and chief executive officer for the past several months. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all or a portion of their salaries. The deferral of salaries are reflected in accrued expense - - related party. The increases in notes payable were offset by a reduction in accounts payable. Stockholders' equity decreased $640,300, or 34%, to $1,240,179 as of June 30, 2001. The
decrease in stockholders' equity resulted from the net loss from operations partially offset by stock issued for services in the amount of $269,500.


Results of Operations
---------------------
Due to serious cash constraints, we have drastically scaled back operations during the first half of 2001 and are not fully operating our business according to plan. Our reduced workforce from the first quarter 2001 has been increased by the addition of a new engineer We have continued to sell the MW 2000 in selected geographic markets with moderate success. We have established a relationship with a national distributor in April 2001 and have begun to develop a joint marketing and sales effort. We believe this relationship will enable us to have a stronger presence nationally and within our targeted geographic areas, which should result in additional sales.

Net loss for the six months ended June 30, 2001 was $909,800 compared to a loss of $2,008,064 during the same period in 2000. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and a slow down in research and development work.

General and administrative expenses for the three months ended June 30, 2001 were $430,999 compared to $1,388,954 for the same period in 2000. This reflects a decrease of $957,955, or 69%. This decrease was primarily due to significant reductions in payroll and professional fees. The expense for "Officer compensation in stock" was compensation to the Chief Executive Officer for funding the Company.

Research and development expenses were $200,040 for the six months ended June 30, 2001 compared to $607,748 for the same period in 2000. The decrease of $407,708 reflects our reduction in clinical sites, However, the Company has maintained sufficient sites in order for us to complete clinical trials for facial hair and spider vein approvals.

Depreciation and amortization expenses for the six months ended
June 30, 2001 were $73,827 compared to $28,399 for the same period in 2000. The increase in depreciation was due to the number of research and development systems.

With our alliance with the new distributor, we are hopeful that sales will increase in the next quarter. We are continuing our efforts in our clinical trial in order to submit for facial hair approval with the FDA. We have received FDA clearance to begin marketing the larger aperture and have incorporated it into our marketing and sales efforts. We will continue to market and sell the MW 2000 during 2001, and expect sales will increase as additional FDA clearances are obtained and adequate financing is secured.

Liquidity and Capital Resources
-------------------------------
We have extremely limited cash resources. While limited funds have been generated from revenues, the Company is dependent on ongoing sales of equipment to sustain operations. We will need to raise additional capital in the immediate future or we will experience adverse results.

During the thirty days after July 5th, 2001, the Company completed transactions which enabled the Company to obtain a limited amount of funding. None of the proceeds of the financing were applied towards the repayment of Ms. Wallace's note. The Company received a total of $100,000 from three parties. The Agreements provide for the issuance of common shares and warrants for common shares in exchange for proceeds received by the Company. The warrants may be exercised, in whole or in part, from time to time after the execution of each Agreement and before June 13, 2006. The Company does not have the right to call the warrants at any time. In exchange for the receipt of proceeds in the aggregate of $100,000, the Company agreed to the issuance of 700,000 shares of common stock at $0.1429 per share plus 1,400,000 "Class A" warrants for common shares exercisable at $0.20 plus $700,000 "Class B" warrants for common shares exercisable at $0.40.

As of June 30, 2001, the Company had $182 in cash. We used cash of $359,743 in our operating activities during the six months ending June 30, 2001 compared to $2,715,324 for the same period in 2000. In the first half of 2001, we were primarily involved in significant cost cutting measures and were able to work out payment terms with some of our suppliers. Although, we have been able to agree to terms with several of our suppliers we have not obtained written agreements with several of our vendors. We intend to obtain financing through additional equity offerings until such time as cash flows from operations are sufficient to
support us.   We are currently pursuing financing from various
potential investors.

Forward-Looking Statements
--------------------------

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

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings:

         None

Item 2.  Changes in Securities and Use of Proceeds:

At April 1, 2001, 1,200,000 shares of restricted common stock were issued to the Company's President as compensation in lieu of cash. The stock was valued at the bid price at such time. The Company believes that the issuance of such common stock is exempt from registration with the Commission pursuant to Regulation 4(2) of the Securities Act of 1933.

At April 1, 2001, 25,000 shares of common stock were issued to a consultant in lieu of cash as a reimbursement for expenses paid on behalf of the Company. The Company believes that the issuance of such common stock is exempt from registration with the Commission pursuant to Regulation 4(2) of the Securities Act of 1933.

In July, 2001 the Company entered into Agreements for the sale of certain securities. The terms of such Agreements are described in this quarterly report under Liquidity and Capital Resources.


Item 3.  Defaults Upon Senior Securities:

The Company is presently in default with regard to notes payable of $647,000 to Jan Wallace, President of the Company.

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



                                       MW Medical, Inc.


DATED:  August 15, 2001	               /s/ Jan Wallace
                                       ----------------------------------
                                       Jan Wallace, President, Chief
                                       Executive Officer