Form 10QSB
period 2001-09-30
MW MEDICAL INC
filed 2001-11-14
CIK 1059577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]     Quarterly  Report  pursuant  to  Section  13  or 15(d) of the Securities
Exchange  Act  of  1934

For  the  quarterly  period  ended  September  30,  2001

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

                                 (480) 315-8600
                                 --------------
                 Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

Class                                   Outstanding  as  September  30,  2001
-----                                   -------------------------------------
$.001  par value Class A Common Stock   23,217,443 shares

Transitional  Small  Business Disclosure Format (Check one): Yes [   ] No [ X  ]

Item  1.      Financial  Statements.

BASIS  OF  PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.


                                   MW  Medical,  Inc.

                             CONSOLIDATED BALANCE SHEETS
                                              Sept. 30          Dec 31,
                                                  2001            2000
                                                (unaudited)    (audited)
                                             --------------   ------------
CURRENT ASSETS
  Cash                                               1,342         9,825
  Accounts Receivable.                              22,988        51,629
  Inventory                                        568,448       568,448
  Deposits                                          (3,050)            -
  Other current assets                                            14,781

          Total current assets                     589,728       644,683

INVENTORY, Long Term                             1,617,286     1,889,303

PROPERTY AND EQUIPMENT, net.                       236,408       346,873

OTHER RECEIVABLES, net                                             2,383

                                                 2,443,422     2,883,242
                                             ==============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                 226,550       430,755
  Short-term borrowings
  Deposit for shares not issued.                   200,000
  Accrued expenses                                   8,520        23,922
  Accrued expenses - related party                 486,427       251,086
  Note payable - related party                     722,347       297,000

          Total current liabilities.             1,643,844     1,002,763

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock $.001 par value;
    authorized - 100,000,000
    shares issued and outstanding, 18,374,443       22,517        21,292
  Additional paid-in capital                    13,350,511    12,818,583
  Note receivable from former parent                    -       (150,000)
  Accumulated deficit.                         (12,573,450)  (10,809,396)

          Total stockholders' equity               799,578     1,880,479

                                             --------------   ------------
                                                 2,443,422     2,883,242
                                             ==============   ============

                               MW  Medical,  Inc.

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                  Three months          Nine months
                                  ended Sept 30,        ended Sept. 30,
                             ---------------------------------------------------
                                  2001      2000         2001          2000
                             ----------  ------------ -----------  -------------
Sales, net                   $   48,000  $   70,950  $   217,560   $     70,950
Cost of sales                    41,186      35,928      121,978         35,928
                             ----------  ------------ ----------    ------------
                                  6,815      35,022       95,582         35,022
General and administrative
   expenses                     192,312     618,007      623,311      2,006,961
Depreciation and amortization    36,978      34,666      110,805         63,065
Research and development         58,879     365,639      258,919        973,387
                             ----------  ------------ ----------    ------------

    Total operating expenses    288,169   1,018,312      993,035      3,043,413

    Net operating loss         (281,355)   (983,290)    (897,453)    (3,008,391)


                         -            -                        -
Interest income (expense)       (19,900)    (10,517)    (866,600)         8,120
                             ----------  ------------- ---------    ------------

                                (19,900)   (993,807)    (866,600)         8,120

Loss from continuing operations
   before income taxes         (301,255)   (993,807)  (1,764,053)    (3,000,271)
Income tax expense.                   -            -           -          1,600
                             ----------  -------------- --------    ------------


          NET LOSS.            (301,255)   (993,807)  (1,764,053)    (3,001,871)
                             ==========  ===========  ===========    ===========

Net loss per weighted
   average share                ($0.02)     ($0.05)      ($0.04)        ($0.15)
                             ==========  ===========  ===========    ===========

Weighted average number of
   common shares used to
   compute net loss per
   weighted average share    22,517,443  19,675,052   21,904,943     19,465,421
                             ==========  ===========  ===========    ===========

                               MW Medical, Inc.

                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)


                                                Nine months ended September 31
                                                    2001             2000
                                              -----------------  --------------
Cash flows from operating activities
  Net Loss.                                  $      (1,764,053)  $  (3,001,871)
  Adjustments to reconcile net loss to
    cash used in operating activities:
      Depreciation and amortization                    110,805          63,065
      Amortization of discount on
        convertible debt                                     -               -
      Expenses paid in stock                             5,500               -
      Interest expense.                                817,000               -
      Changes in assets and liabilities
        Decrease in accounts receivable                 28,641            (998)
        Decrease (increase) in inventories.            272,017        (979,205)
        Decrease (increase) in restricted cash.              -         500,000
        Decrease (increase) in prepaid expenses
          and other receivables                         19,873       1,328,658
        Decrease in accounts payable and accrued
          expenses                                      15,734        (898,006)
        Increase in deposits.                                         (103,100)
                                              -----------------  --------------

        Decrease in income taxes payable.                    -          (2,400)
                                              -----------------  --------------

          Net cash used in operating activities       (494,483)     (3,093,857)
                                              -----------------  --------------

Cash flows used in investing activities
  Purchase of equipment                                      -        (102,024)


                               MW  Medical,  Inc.

                 CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)


                                             Nine months ended September 31

                                                 2001              2000
                                          ------------------  -----------------
Cash flows from financing activities
  Capital contribution from former parent                 -                  -
  Proceeds from convertible debenture
    offering                                              -                  -
  Proceeds from line of credit                            -                  -
  Proceeds from loans.                              286,000            190,000
  Payments on loans.                                      -           (515,000)
  Proceeds from the exercise of stock
    options                                               -                  -
  Deposit for shares not issued                     200,000
  Sale of common stock                                    -          3,357,090
                                          ------------------  -----------------

       Net cash provided by financing
         activities                                 486,000          3,032,090
                                          ------------------  -----------------

       (Decrease) increase in cash and
         cash equivalents                            (8,483)          (163,791)

Cash and cash equivalents at beginning
  of period                                           9,825            394,832
                                          ------------------  -----------------

Cash and cash equivalents at end of
  period                                  $           1,342   $        231,041
                                          ==================  =================


Supplemental information
  Cash paid for interest                           $      -         $   28,596
  Cash paid for income taxes                       $  2,400         $    3,200

Supplemental  Disclosure

  Through agreement of both parties, the Company settled a liability of approximately $175,000 to a supplier through the exchange of inventory. This supplier has agreed to provide replacement inventory components to the Company at specified prices in the future

  The Company sold a MW 2000 to a entity in which our Chief Executive Officer serves on their Board of Directors. Our Chief Executive Officer has elected to have the Company reduce the accrued payable to her as payment for the MW 2000.

  In April 2001, the Company issued 1,200,000 shares of stock to Ms. Wallace as required by the convertible note agreement signed in February 2001. This resulted in a decrease of $200,000 in the accrued expenses related party and an increase in additional paid in capital.

  In May 2001, the Company agreed to issue Ms. Wallace 600,000 shares of the Company's stock in exchange for extending the due date of the note due to her. The charge related to this entry of $617,000 is posted as an adjustment to the yield of the note with the recording of an additional $617,000 interest expense.

                                MW Medical, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 2001 (Unaudited)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine -month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the entire fiscal year.


NOTE  B  -  REALIZATION  OF  ASSETS

The Company has suffered recurring losses from operations and will continue to incur losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. In addition, the Company intends to continue to conduct research and development activities, including regulatory submittals and clinical trials to develop additional applications for its technology. Since the Company has inadequate funds to meet its business plan, the Company has scaled-back its research and development activities and reduced the number of our clinical sites. The Company's on-going business operations are limited to its ability to generate revenue from sales No adjustments have been made to the interim financial statements to reflect the possibility of a reduction in the sales of inventory.

                                MW Medical, Inc.

                         September 30, 2001 (Unaudited)


NOTE  B  -  REALIZATION  OF  ASSETS  -  Continued


Management has taken the following steps, which it believes may be sufficient to provide the Company with the ability to continue its operations over the near term: The Company has reduced staffing to key personnel, specifically corporate officers and technicians necessary to continue manufacturing operations. Additionally, all officers are voluntarily participating in a salary deferral program until additional funding is secured. Sales of the MW 2000 are expected to at least partially offset the cash requirements of the business. The Company is actively evaluating other viable economic alternatives including possible acquisition, merger or reorganization. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company has drastically scaled back all operations and has implemented significant cost reduction measures during 2001. Although the Company is selling a few machines, it is not currently able to operate the business according to plan because of cash constraints. The Company is continually evaluating other viable economic alternatives including possible acquisition, merger or reorganization. Although, we are pursuing these avenues, it cannot be guaranteed that such arrangements can be reached in such a time or manner that will enable us to continue operations.

Since November, 2000, the Company has been funded by Ms. Jan Wallace, the President and Chief Executive Officer, on an as needed basis. There is no guarantee that Ms. Wallace will continue to do so in the future. There is a note outstanding to Ms. Wallace in excess of $733,000. This borrowing is secured by all of our assets, including, but not limited to, all of our inventory and patents. Additionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests. We are currently in default on these notes. The maturity date of the note has been extended to a point in time which is at the sole discretion of Ms. Wallace.
The Company continues to maintain several clinical sites in order to obtain clinical data for submission to the FDA. The Company feels that it is vital to obtain approvals for new research from the FDA and hopes to expand it clinical sites as soon as it is financially able.


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

The Company has been selling machines to specific clientele within targeted geographical locations and expects to continue this pattern for the remainder of fiscal year 2001. If sales targets are achieved, the cash flows expected from these sales should be sufficient to sustain operations in the near future. However, as inventory is reduced, and sales and marketing expenses increase, the company will require additional equity funding. There can be no guarantee that such funding will be secured.

In July, 2001, the Company completed transactions which enabled the Company to obtain a limited amount of funding. None of the proceeds of the financing were applied towards the repayment of Ms. Wallace's note. The Company received a total of $100,000 from three parties and Ms. Wallace converted $100,000 from her debt to this private placement. The Agreements provide for the issuance of 1,400,000 shares of common stock at $0.1429 per share plus 2,800,000 "Class A" warrants for common shares exercisable at $0.20, plus 2,800,000 "Class B" warrants for common shares exercisable at $0.40. The warrants may be exercised, in whole or in part, from time to time after the execution of each Agreement and before June 13, 2006. The Company does not have the right to call the warrants at any time.

Assets

Total assets decreased to $2,443,422 on September 30, 2001 from $2,883,242 on December 31, 2000, a decrease of $439,820 or 15%. The net change resulted primarily from a decrease in inventory primarily from our sale of MW 2000 systems and the exchange of inventory for the settlement of a $175,000 liability with a vendor and a decrease in cash.

Liabilities  And  Stockholders'  Equity

Our liabilities increased to $1,643,844 as of September 30, 2001 compared to $1,002,763 as of December 31, 2000. The increase in liabilities was caused by increases in notes payable - related party and accrued expense related party. The Company has primarily been funded by Ms. Wallace, our president and chief executive officer for the past several months. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all or a portion of their salaries. The deferral of salaries are reflected in accrued expense --related party. The increases in notes payable were offset by a reduction in accounts payable. Stockholders' equity decreased $1,080,901, or 57%, to $799,578 as of September 31, 2001. The decrease in stockholders' equity resulted from the net loss from operations partially offset by stock issued for services in the amount of $681,928.

Results  of  Operations

Due to serious cash constraints, we have drastically scaled back operations during 2001 and are not fully operating our business according to plan.
Although  we  have  a  reduced  workforce  we  are  continuing to sell machines

Net loss for the nine months ended September 30, 2001 was $1,764,053 compared to a loss of $3,001,871 during the same period in 2000. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and a slow down in research and development work.

General and administrative expenses for the nine months ended September 31, 2001 were $623,311 compared to $2,006,961 for the same period in 2000. This reflects a decrease of $1,383,650, or 69%. This decrease was primarily due to significant reductions in payroll and professional fees.

Research and development expenses were $258,919 for the nine months ended September 30, 2001 compared to $973,387 for the same period in 2000. The decrease of $714,468 reflects our reduction in clinical sites. The Company has maintained sufficient sites in order for us to complete clinical trials for facial hair and spider vein approvals.

Depreciation and amortization expenses for the nine months ended September 30, 2001 were $110,805 compared to $63,065 for the same period in 2000. The increase in depreciation was due to the number machine assigned for research and development , as compared to the prior year.

We are continuing our efforts in our clinical trial in order to submit for facial hair approval with the FDA, however due to cash constraints the process is moving slower than originally anticipated. At this time we are uncertain when either the clinical trials will be completed or the documentation will be submitted to the FDA for clearance. We have received FDA clearance to begin marketing the larger aperture and have incorporated it into our marketing and sales efforts. We will continue to market and sell the MW 2000 during 2001, and expect sales will increase as additional FDA clearances are obtained and adequate financing is secured.

Liquidity  and  Capital  Resources

We have extremely limited cash resources. While limited funds have been generated from revenues, the Company is dependent on ongoing sales of equipment and equity or debt financing to sustain operations. We will need to raise additional capital in the immediate future or we will experience significant adverse results.

As of September 30, 2001, the Company had $1,342 in cash. We used cash of $494,483 in our operating activities during the nine months ending September 30, 2001 compared to $3,093,857 for the same period in 2000. In 2001, we were primarily involved in significant cost cutting measures and were able to work out payment terms with some of our suppliers. Although, we have been able to agree to terms with several of our suppliers, we have not obtained written agreements extending our payment terms with several of our vendors. Should these vendors collectively or individually demand payment, it could have a significant adverse effect on the Company. We intend to obtain financing through additional equity or debt offerings until such time as cash flows from operations are sufficient to support us. We are currently pursuing financing from various potential investors.

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

                           PART II - OTHER INFORMATION


Item  1.     Legal  Proceedings:

None

Item  2.     Changes  in  Securities  and  Use  of  Proceeds:

In July, 2001, the Company received a total of $100,000 from three parties and Ms. Wallace converted $100,000 from her debt to this private placement. The Agreements provide for the issuance of 1,400,000 shares of common stock at $0.1429 per share plus 2,800,000 "Class A" warrants for common shares exercisable at $0.20, plus 2,800,000 "Class B" warrants for common shares exercisable at $0.40. The warrants may be exercised, in whole or in part, from time to time after the execution of each Agreement and before June 13, 2006. The Company does not have the right to call the warrants at any time.

Item  3.     Defaults  Upon  Senior  Securities:

The Company is presently in default with regard to notes payable of $733,000 to Jan Wallace, President of the Company.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

None

Item  5.     Other  Information:

None

Item  6.     Exhibits  and  Reports  on  Form  8-K:

(a)     Exhibits
        None
(b)     Reports  on  Form  8-K
        None
                                       13

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MW  Medical,  Inc.


DATED:     November  13,  2001       By: /s/ Jan Wallace
                                     _____________________________
                                     Jan Wallace, President, and
                                     Chief Executive Officer