Form 10KSB
period 2002-03-31
MW MEDICAL INC
filed 2002-05-15
CIK 1059577

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2001
                                    -------------------

[   ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  No.  001-14297
                       ---------

                                MW Medical, Inc.
                                ----------------
             (Exact name of Registrant as specified in its charter)

   NEVADA                                86-0907471
----------------                         ----------
(State  or  other  jurisdiction  of      (I.R.S.  Employer
incorporation  or  organization)         Identification  Number)

6929  E.  Cheney  Dr.,
Paradise  Valley,  AZ                    85253
---------------------                    -----
(Address of principal executive offices) (Zip  Code)


Registrant's  telephone  number,
 including  area  code:                  (480)  315-8600
                                         ---------------

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: Common Stock, par value $0.001

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

Revenues  for  2001  were:  $339.910

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of April 22, 2002 was $ 507,276.24

The number of shares of the issuer's Common Stock outstanding as of December 31, 2001 is. 24,517,443 with 453 shareholders

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

Chapter  11  Bankruptcy  Petition

As of January 22, 2002, we have filed a Petition for relief under Chapter 11 of the Bankruptcy Code. An automatic stay is now in place. We will use this bankruptcy to protect the business from our creditors while we reorganize and try to work out a plan to pay our debts. The Petition was filed in United States Bankruptcy Court, District of Arizona, In Re: MW MEDICAL, INC., a Nevada Corporation, Case No. 02-0108-90-PHX-RTB, and In Re: MICROWAVE MEDICAL CORPORATION, a California Corporation, Case No. 02-01298-PHX-GBN. The location of the United States Trustee is 2929 N. Central Avenue, Suite 700, P.O. Box 36170, Phoenix, Arizona 85067-6170, (602) 640-2100.

In the past year, sales have been slower than anticipated. Our small revenues have been greatly outpaced by our operating expenses, and we are now insolvent. With the economic downturn, our unproven ability to generate revenues and the economic fallout from the events of September 11, 2001, we have been unable to raise additional capital. Our secured creditor has determined that the value of the collateral and the growing unsecured debt made it unlikely that we could raise additional capital. Without any further loans available, and with no prospect of raising additional capital in the face of our current balance sheet, we are unable to continue in business without the aid of Chapter 11 protection. Even with the protection afforded by the bankruptcy petition, we cannot provide investors with any assurance we will emerge from bankruptcy as a viable business.

Since November 2000, we have been funded by Ms. Jan Wallace, our President and Chief Executive Officer, on an as-needed basis. There is a note outstanding to Ms. Wallace in excess of $615,871. This borrowing is secured by all of our assets, including, but not limited to, all of our inventory and patents. Additionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests. We are currently in default on these notes. The maturity date of the note has been extended to a point in time which is at the sole discretion of Ms. Wallace.

There are no assets to be distributed to creditors or shareholders as the secured creditor has a lien on all assets and is undersecured. The primary objective of this reorganization is to allow us to go forward as a public company free of all debt and with a reduced secured debt. The plan also provides for payment to unsecured creditors of more than they would receive in a liquidation. We can then seek business opportunities for a reverse merger that will allow creditors and shareholders to realize value not otherwise available to them. In the event of an inability to raise capital and the loss of our assets, we will still have the capacity to seek a reverse merger partner but we cannot assure investors a reverse merger partner will be found

Principal  Products  and  Services

We are engaged in the development of technologies relating to the use of microwave energy for medical applications. Due to our current financial stress, we have halted all research and development in the areas of the microwave technology capabilities and on spider veins clinical trials.

On October 25, 1999, the Food and Drug Administration, or FDA, granted us approval to begin marketing our microwave hair removal device for hair removal below the neck. The resulting product, the MW 2000, was then launched in selected locations. Sales for the MW 2000 have been slow for a variety of reasons, including lack of approval for facial hair removal, the size of the aperture, and longer than expected trial periods for sales.

Upon completion of Chapter 11, we plan to complete development of a microwave therapy system that incorporates the technology described in our patent application for the treatment of telangiectasia, or, spider veins as a follow up to our hair removal treatment. Spider veins are thread-like red to purplish veins that stem from a network of small veins just below the surface of the skin. Spider veins develop more predominantly on the legs and faces of women. At this time, injection and lasers are the predominant treatments for this condition. We have currently halted all clinical trials for the treatment of telangiectasia.

Pending  Approvals

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

Telangiectasia  (Spider  Veins)  Treatments

In October 2000, we received Investigational Review Board approval from Independent Review Consulting, Inc. to conduct Phase III clinical trials for the treatment of spider veins (telangiectasias) in the legs using MW's microwave delivery system. Although we were conducting clinical trials over the past year, due to financial constraints, we have halted all trials at this time.

Orbital  Facial  Wrinkles

We believe that our microwave technology may provide an effective treatment for facial elastosis, or facial wrinkles. Facial wrinkles exist widely in certain age groups with the financial means and motivation to correct the condition. The market opportunity is of significant interest to us because the providers of current solutions are part of our current target market and our technology may offer benefits not currently available with other modalities. Our financial condition does not allow us to pursue this market opportunity at this time.

Striae  (Stretch  Marks)  Treatments

We believe that our microwave technology may provide an effective treatment for striae or stretch marks. Stretch marks currently have limited treatment options and both providers and patients are motivated to secure a reliable effective treatment. The market opportunity is of significant interest to us because our technology may offer a highly unique clinical solution to this condition. Due to our financial condition, we are not able to pursue this opportunity at this time.

Additional  Clinical  Uses

After we emerge from our Chapter 11 bankruptcy, we plan to continue to pursue our target market of non-invasive aesthetic clinical procedures, the versatility of the technology makes other therapeutic opportunities appear viable. We plan to continue to evaluate the economic and development implications of the possible therapeutic uses of microwave energy, including oncology, urology, gynecology and cardiology.

Competition  and  Marketing

The worldwide annual market for dermatology/cosmetic equipment sales presents a tremendous opportunity for business development. This is the result of the medical community's need for elective (private pay) income to offset declining managed care fee cutbacks. These fee cutbacks have propelled the development of the burgeoning aesthetic surgery market.

We primarily market our microwave technology in the cosmetic dermatology market. In recent years, there has been a substantial upsurge in the demand for non-surgical cosmetic procedures in the treatment of spider veins and removal of hair. To date, we have had difficulty translating this demand into demand for the MW 2000.

We compete in the hair removal and spider vein market segments in North America and the European Community. Our ability to effectively treat all skin types and hair colors is a significant difference between our competitors and us. Many of the competitive products currently on the market, target a certain chromophore, melanin, in the hair follicle to remove hair. However, certain skin types contain higher concentrations of melanin in the skin, which can reduce the effectiveness of the treatment. In addition, white and gray hair lack melanin. The lack of melanin in these hair colors may also reduce the effectiveness of the current products on the market. Based upon our clinical studies to date, we do not expect these limitations with our MW 2000 system.

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

Marketing  Strategy

Our current financial distress has resulted in the ceasing of our marketing operations. Following our emergence from Chapter 11, we hope to attain prominence as a market leader through a carefully constructed marketing program. Due to cash constraints, we have only been marketing our products in limited market segments and geographic locations. Now that our financial situation is even more tenuous, our current marketing plan is to direct market our products on a limited basis to selected doctors in targeted geographic locations. Once appropriate financing is available, we will launch a comprehensive marketing campaign. We cannot assure investors that such financing will ever materialize.

To date, we have concentrated our marketing and sales efforts in the United States. All of our future marketing efforts will be restricted by our available financial resources.

Employees

Due to the lack of funds, we have only two employees, our President/Chief Executive Officer, and the Acting Chief Financial Officer. None of our employees are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years. We have no supplemental benefit or incentive arrangements with our employees other than our incentive stock option plan. Neither of the employees are currently being compensated.

Patents  and  Trademarks

Our success substantially depends upon the acceptance of our microwave technology for use in cosmetic dermatology. We have obtained a patent entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal. We have no other patent, trademark or intangible property. We do, however, have several other filed patents pending. Thus far in our corporate history, we have enjoyed little success selling the MW 2000 which is based on microwave technology.

Research  and  Development  Expenditures

During the 2001 and 2000 fiscal years, the following amounts were spent by MW on research and development activities:


Year Ended                          Year Ended
December 31, 2001                   December 31, 2000
-----------------                   -------------------
   $258,660                         $  1,678,580

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


Item  2.  Description  of  Property

In  order to reduce expenses, we have vacated our former leased premises at 6617
N. Scottsdale Road, Suite 103, Scottsdale, AZ 85250 and have moved the operations into space provided by Ms. Wallace, the President/CEO. 6929 East Cheney Drive, Paradise Valley, Arizona 85253 The Company owns no real property.

MMC  no  longer  has  any  leased  office  space.

Item  3.  Legal  Proceedings

We are not a party to any material litigation and to our knowledge, no such proceedings are threatened or contemplated.

On January 22, 2002, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court, District of Arizona, under Case Number 02-01090-PHX-RTB for MW Medical Inc. and Case Number 02-01298-PHX-GBN for Microwave Medical Corp.

The only secured creditor is Ms. Jan Wallace. Ms. Wallace's security consists of patented and the proprietary technology, ongoing product approvals, inventory and goodwill. The patents and technology have no market values as it is, by definition, unique and sales of the patented product have not proved profitable despite investment of significant monies in marketing efforts. The inventory has little value beyond scrap or salvage value except through the sale as retail product to physicians. The other group of the largest unsecured creditors consist of management and former management personnel who have been owed salary and expenses.

A Plan has been filed with the courts, with a vote by ballots due on May 22, 2002.

The primary objective of this reorganization is to allow us to go forward as a public company free of all debt and with a reduced secured debt while paying its unsecured creditors more than they would receive in a liquidation. We can then seek business opportunities for a reverse merger that will allow creditors and shareholders to realize value not otherwise available to them.

No compensation shall be paid or accrued to officers or directors or of new affiliate, until after September 30, 2002. This will provide us with a better opportunity to raise new capital and/or develop new sales. During the organization period, we will continue our business but will not aggressively attempt to make new sales during the pendency of the Chapter 11 proceedings; it will wait until after confirmation is either obtained or seems assured and funds become available. We will attempt to locate new capital and will prepare ourself for reinvigorating our sales organization as soon as funds become available. The new affiliates will begin preliminary activities to explore their new markets as soon as the plan is confirmed. There is no assurance new capital can be raised or that the business of any of the companies will be successful.

Item  4.  Submission  of  matters  to  a  Vote  of  Security  Holders

No matters have been submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item  5  Market for Registrant's Common Equity and Related Stockholders Matters.

Market  Information

We received approval for listing on the Frankfurt Stock Exchange on January 24, 2000 under the symbol MWMD.F. We have been listed in the U.S. on the NASD, Over the Counter, Bulletin Board (OTC BB) since April 1999 under the symbol MWMD.

                                      HIGH           LOW
2000**
First  Quarter                        $4.56          $1.75
Second  Quarter                       $2.41          $0.50
Third  Quarter                        $1.88          $0.56
Fourth  Quarter                       $1.09          $0.16
--------------


2001
First  Quarter                        $0.50          $0.11
Second  Quarter                       $0.35          $0.10
Third  Quarter                        $0.25          $0.06
Fourth  Quarter                       $0.10          $0.06
-------------------
..
**  The  prices  are  all  "closing"  prices.

As  of  December  31,  2001  there  were 453 record holders of our common stock.

We have not previously declared or paid any dividends on our common stock and does not anticipate declaring any dividends in the foreseeable future.

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

We also issued 2,500,000 common shares in a private placement to accredited investors at a price of $0.75 per share in compliance with Rule 506 of Regulation D of the Securities Act as follows:

(1)     1,500,000  shares  in  October  1998;
(2)     300,000  shares  in  March  1999;
(3)     700,000  shares  in  June  1999.

On July 14, 1999, we entered into a convertible debenture and warrant purchase agreement in which we agreed to sell a total of $3,500,000 worth of convertible debentures in compliance with the exemption from registration provided by Rule 506 of Regulation D of the Securities Act. In addition to the convertible debentures, each investor under the debenture Purchase Agreement was entitled to warrants in a proportional amount to their purchase of debentures. The exercise price of the warrants is at a price of $2.75 per share. Of the $3,500,000 in convertible debentures, only $3,000,000 were sold immediately. Between July 21 and July 23, 1999, the investors exercised their conversion rights under the debentures and converted $2,620,000 worth of debentures into 2,386,750 shares of common stock. The remaining $380,000 worth of debentures were converted in November 1999 into 188,764 shares of common stock. The shares issued pursuant to the exercise of the debentures were registered with the Securities and Exchange Commission, effective November 3, 1999. The second closing of $500,000 was allowed to expire without sale.

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

In July, 2001, we completed transactions which enabled us to obtain a limited amount of funding. None of the proceeds of the financing were applied towards the repayment of Ms. Wallace's note. We received a total of $100,000 from three parties and Ms. Wallace converted $100,000 from her debt to this private placement. The agreements provide for the issuance of 1,400,000 shares of common stock at $0.1429 per share plus

2,800,000  "Class  A"  warrants  for  common  shares  exercisable at $0.20, plus
2,800,000 "Class B" warrants for common shares exercisable at $0.40. The warrants may be exercised, in whole or in part, from time to time after the execution of each Agreement and before June 13, 2006. We do not have the right to call the warrants at any time.

Item  6.  Management's  Discussion  and  Analysis  or  Plan  of  Operation

In the past year, we have drastically scaled back all operations and has implemented significant cost reduction measures however, sales revenue have not been sufficient to maintain operations. In order to reduce cost, we moved out of our leased space and into space provided by Ms. Wallace at no cost.

From November 2000, we have received most of our funding from Ms. Jan Wallace, our chief executive officer. Ms. Wallace has invested in equity or loaned us over $600,000 since June 2000. We currently owe Ms. Wallace over $600,000. This borrowing is secured by all of our assets, including, but not limited to, all of our inventory and the patents. We are currently in default on these notesAdditionally, Ms. Wallace would be in the first credit position on all of our assets and may be required to foreclose in order to protect her personal interests.

Due to the limited number of sales in 2001, we have been unable to maintain operations without the assistance of additional capital. With the economic downturn, we have been unable to raise additional capital from outside sources, and felt that we were unable to continue without the assistance of the Chapter 11 protection.

Assets

Total assets decreased from $2,883,242 on December 31, 2000 to $356,137 on December 31, 2001, a decrease of $2,527,105 or 88%. The net change resulted from a write down of our inventory to market as well as a bad debt expense for the accounts receivable. The decrease in cash and restricted cash resulted primarily from the normal operations of the business and the lack of funding.

Liabilities  And  Stockholders  Equity

Since November 2000, we have been funded by an officer of the Company. The total amount owed under these loan agreements is approximately $615,871. These notes are secured by all of our assets. We are currently in default on these notes.

Our current liabilities increased $365,592, or 36% to $1,368,355 as of December 31, 2001. The increase is due to increased debt to fund operations as well as unpaid salary to officers of the Company.

A substantial portion of our operations was funded through equity offerings and from secured loans from Ms. Wallace, the President, CEO. Our stockholders' equity was negative $1,012,218 as of December 31, 2001 compared to $1,880,479 as of December 31, 2000, the net decrease in stockholders' equity resulted primarily from the issuance of common stock and detachable warrants, approximately $1,022,000, less the net loss, approximately $3,915,000.

Results  of  Operations

Our net loss decreased to $3,915,196 for the year ended December 31, 2001 from $3,973,657 for the year ended December 31, 2000, The sale of our systems, providing us with $339,910 in revenues help offset some of our operating expenses. We did, however write off $22,988 of this revenue to bad debt as we believe that some accounts are uncollectible. A significant portion of the net loss is from interest expense of $866,600.

Research and development cost decreased to $258,660 from $1,678,580 in 2000. Although in 2000, we increased the research and development to include new applications for our proprietary technology and additional clinical testing for the existing products; due to the lack of funding and slow sales, we have postponed all clinical trails until we can raise additional capital. However, after additional financing is obtained we expect research and development expenses to continue at this level or higher into the foreseeable future as we continue to investigate new applications of this technology, including treatment of spider veins, wrinkling and stretch marks.

Selling, general and administrative expenses decreased to $808,080 from $2,263,435 for the year ended December 31, 2001, a decrease of $1,455,355 for 64%. General and administrative expenses have been scaled back during 2001 as we have reduced all operating cost to the bare minimum and are expected to stay at those levels until additional financing is obtained.

Interest expense for the year ended December 31, 2001 was $866,600 compared to $28,596 for the year ended December 31,2000. The significant increase is for the loans made to us, since we were unable to raise funds through equity offerings. Despite initial efforts, our sales have not met expectations. We have restricted the sales of our machines to be within the southwest so that we can better service our customers.

Liquidity  and  Capital  Resources
In the last year, with the exception of the Private placement in July 2001, in which we raised $100,000 from outside sources, Ms. Wallace has been the sole source of financing. As of January 2002, Ms. Wallace has stopped funding us with the exception of extraordinary expense. Unable to raise additional capital, and with no ability to meet our obligations to debtors, we filed for Chapter 11 of the Bankruptcy Code on January 22, 2002.

We used cash of $528,487 in our operating activities during the year ended December 31, 2001 as compared to $ 3,542,643 during 2000. Due to the shortage of funding, we have had to substantially reduce our operational cost. All funding, in the past year has been provided by Ms. Wallace and the private placement in July 2001.

We have written down its inventory to market value, in the event that a liquidation may be implemented.

Cash flows provided by financing activities decreased to $518,871 from $3,260,000 for the year ended December 31, 2000. Financing activities in 2001 consisted of a $200,000 private placement of our common stock and from loans.

In 2001, we were primarily involved in the sale of product and trying to minimize operational cost. Marketing efforts are currently halted. We will require substantial additional financing in the future to continue the operation of our business.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosures. A change was made in accountants as reported on our 8K filed January 26, 2001.

                                    PART III

Item  9.  Directors  and  Executive  Officers  of  the  Registrant

The following are the names of our officers and directors, their present positions, and some brief information about their background.

Name               Age          Offices  Held
----               ---          -------------
Jan  Wallace        44          Director,  President
Grace  Sim          41          Acting  Chief  Financial  Officer

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

Grace Sim is our acting Chief Financial Officer since June 2001. She was the Secretary / Treasurer and Director of MW Medical from its inception in December 1997 to July 2000. She was also Secretary/Treasurer and Director of Dynamic Associates from 1997 to 1999. Ms Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. Between 1990 and 1992. Ms. Sim received her Bachelor of Mathermatics with honors from the University of Waterloo in Ontario, Canada

Terms  of  Office

Our directors are appointed for one (1) year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

On  December  30,  2001,  we received resignations from the following directors:
Elliot Smith, Nigel Parker and Neil Marcus. Dr. Jack Friedland had tended his resignation in November 2001. Currently, the only director serving on the board is Ms. Wallace.

Significant  Employees

The Company does not have any employees who are not executive officers that are expected to make a significant contribution to the business.

Section  16(a)  Beneficial  Ownership  Reporting  Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.


                           Number     Transactions  Known  Failures
                           of  Late   Not  Timely   To  File  a
Name and                   Reports    Reported      Required Form
principal position
--------------------------------------------------------------------------------
Jan Wallace, Director,
President, CEO               2           0           None
--------------------------------------------------------------------------------




*We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

Item  10.  Executive  Compensation



                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/   LTIP    sa-
Name       Title     Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----       -----     ---- --------  ----- ------ ------- ------- --------- ----
Jan
Wallace   President, 2001 $212,850   0    0            0 400,000     0       0
           CEO &
           Director
           Acting
Grace Sim  C.F.O.    2001 $ 80,853   0    0      200,000       0     0       0





Included in Ms. Wallace salary of $212,850, is deferred salary totalling $166,550. Ms. Wallace elected to defer a portion of her salary, as the company did not have the funds to pay her salary at that timeMs. Wallace has also provided us with all of our funding in 2001. Ms. Sim deferred $53,353 of her $80,853 salary for 2001. There has been no compensation paid for either officers in 2002.


Item  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

The following table provides, the beneficial ownership of MW's common stock by each person known by MW to beneficially own more than 5% of MW's common stock outstanding as of December 31, 2001 and by the officers and directors of MW as a group. Except as otherwise indicated, all shares are owned directly.


                 Name and address           Amount of              Percent
Title of class   of beneficial owner        Beneficial ownership   of class*
--------------   --------------------       ---------------------  ----------
Common Stock      Value Management & Research AG
                  Am Kronberger Hang 5
                  D-65824 Schwalbach
                  Germany                         1,661,087     6.8%
Common Stock      CitiBank
                  3800 Citicorp Center Tampa
                  Tampa, FL                       4,658,235    19.0%

Common Stock      Deutche Banc Alex Brown
                  375 West Padonia Road
                  Timonium, Md  21093             1,410,534     5.8%


The Company knows of no other person who is the beneficial owner of more than five percent of our common stock.

Management

Common Stock       Jan  Wallace
                   (Chairman)
                   P.O. BOX 5383, Scottsdale, AZ
                   85261                               2, 900,000 (1)    11.8%

Common Stock       Grace  Sim
                   (Acting  CFO)
                   P.O.  Box  5383
                   Scottsdale, AZ 85261                    50,000 (2)     0.2%


Common Stock       All  Officers  and  Directors
                   Common Stock as a Group (2 persons)     2,950,000     12.0%

* Based on 24,550,070 shares of common stock outstanding as of December 31, 2001.
(1) Ms. Wallace also holds stock options to purchase 400,000 shares at a price of $0.30.
(2) Ms. Sim also holds stock options to purchase 200,000 shares at a price of $0.30.


Item  12.  Certain  Relationships  and  Related  Transactions.

Except as disclosed below, none of the following parties since the date of our incorporation has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect us.

-     Director  or  officer  of  MW
-     Proposed  nominee  for  election  as  a  director  of  MW
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of MW
-     Promoter  of  MW
-     Relative  or  spouse  of  any  of  the  foregoing  persons

During 2000, $157,875 was paid and an additional $37,125 was accrued to our President, and $84,200 was paid and an additional $67,133 was accrued to the Secretary/Treasurer.

For 2002, we project that our President will receive $18,150 monthly. However, Ms. Wallace has deferred all of her salary in 2002 as we have not had the cash available to pay her salary. Ms. Wallace has been the sole source for cash financing for us since our last private placement in September 2000.

                                     PART IV

Item  13.  Exhibits,  Financial  Statement  Schedules  and  Reports  on Form 8-K

Exhibits
--------

None

Financial  Statements
---------------------

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

                           December 31, 2001 and 2000

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

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS                                 5

     CONSOLIDATED  STATEMENT  OF  STOCKHOLDER'S  EQUITY                       6

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                                7

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                           8

                              INDEPENDENT  AUDITOR'S  REPORT



Board  of  Directors
MW  Medical,  Inc.

We have audited the accompanying consolidated balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity(deficit) and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

/s/  Smith  &  Company
CERTIFIED  PUBLIC  ACCOUNTANTS


Salt  Lake  City,  Utah
May  1,  2002

                               MW  Medical,  Inc.
                           CONSOLIDATED BALANCE SHEET
                                  December 31,


                                                      2001
                                                  -------------
ASSETS

CURRENT ASSETS
  Cash                                            $        209
  Inventory                                            300,000
  Prepaid expenses and
  other current assets                                       -
                                                  -------------

          Total current assets                         300,209

INVENTORY, long-term                                         -

PROPERTY, PLANT AND EQUIPMENT, net                      55,928

OTHER RECEIVABLES, net                                       -
                                                  -------------


                                                  $    356,137
                                                  =============


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                $    241,617
  Accrued expenses                                     510,867
  Note payable - related party                         615,871
                                                  -------------
          Total current liabilities                  1,368,355

STOCKHOLDERS' EQUITY(DEFICIT)
  Common stock $.001 par value;
  authorized - 100,000,000
  shares issued and outstanding -  24,517,443           24,517
  Additional paid-in-capital                        13,687,857
  Accumulated deficit                              (14,724,592)
                                                  -------------

          Total stockholders' equity(deficit)       (1,012,218)
                                                  -------------

                                                  $    356,137
                                                  =============





                The accompanying notes are an integral part of these statements.


                                 MW  Medical,  Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,


                                          2001          2000
                                     ------------  ------------
Sales, net                           $   339,910   $   131,765
Cost of sales                            193,155        71,720
                                     ------------  ------------
                                         146,755        60,045

General and administrative
expenses                                 808,080     2,263,435
Bad Debt                                  22,988
Depreciation and amortization            141,103       100,595
Research and development                 258,660     1,678,580
Loss on inventory                      1,814,678             -
Loss on discontinuance
of R&D equipment                         149,842             -
                                     ------------  ------------
          Total operating expenses     3,195,351     4,042,610

          Net operating loss          (3,048,596)   (3,982,565)

Interest/Other income (expense)
  Interest income                              -        37,504
  Interest expense                      (866,600)      (28,596)
                                     ------------  ------------
                                        (866,600)        8,908
          NET LOSS                   $(3,915,196)  $(3,973,657)
                                     ============  ============

Net loss per weighted
average share                              (0.17)        (0.20)
                                     ============  ============

Weighted average number
of common shares used to
  compute net loss per
  weighted average share              22,555,457    19,925,931
                                     ============  ============




                The accompanying notes are an integral part of these statements.


                                                MW  Medical,  Inc.
                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
                                      Two years ended December 31, 2001

                                                      Note

                                  Additional          receivable                    Total
                           Common  stock   paid-in    from  former    Accumulated            stockholders'
                     Shares        Amount       capital      parent       deficit         equity
                             Shares       Amount        capital      parent      deficit        equity
                             -----------  ------------  -----------  ----------  -------------  -----------


BALANCE, December 31, 1999   18,374,443   $    18,375   $ 9,291,928  $(150,000)  $ (6,835,739)  $2,324,564

Issuance of common
stock, net of
issuance costs                2,860,000         2,860     3,327,140  $       -              -    3,330,000

Exercise  of options             58,000            57        57,943     58,000

Granting of options
for services                                                141,572                                141,572

Net Income                                                                         (3,973,657)  (3,973,657)
                             -----------  ------------  -----------  ----------  -------------  -----------

BALANCE, December 31, 2000   21,292,443        21,292    12,818,583   (150,000)   (10,809,396)   1,880,479
                             ===========  ============  ===========  ==========  =============  ===========
Issuance of common
stock, net of
issuance costs                  700,000           700        99,300                                100,000


Write off of
Note receivable from
former parent                                              (150,000)   150,000              -


Shares issued in
connection with
convertible note              1,800,000         1,800       276,009                                277,809


Beneficial conversion
feature in convertible
note(s)                                                     539,191                                539,191


Settlement of
payable to
shareholder                      25,000            25         5,474                                  5,499


Convertible note
converted to equity             700,000           700        99,300                                100,000


Net Income/<loss>                                                                   (3,915,196) (3,915,196)
                             -----------  ------------  -----------  ----------  -------------  -----------
BALANCE, December 31, 2001   24,517,443        24,517    13,687,857          -    (14,724,592)  (1,012,218)
                             ===========  ============  ===========  ==========  =============  ===========


                The accompanying notes are an integral part of these statements.

                                MW Medical, Inc.
                    CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
                             Year ended December 31,


                                         2001          2000
                                     --------------------------

Cash flows from operating
activities
  Net Loss                           $(3,915,196)  $(3,973,657)
  Adjustments to
  reconcile net loss
  to cash used in
    operating activities:
      Depreciation and amortization      141,103       100,595
      Non monetary
      compensation                             -       141,572
      Writedown of Inventory
      and R&D fixed assets             1,964,520             -
      Beneficial Conversion
      feature related to
      notes payable                      539,191             -
      Consulting expenses
      paid in stock                        5,499             -
      Shares issued in
      connection with converible
      notes payable                      277,809             -
      Changes in assets
      and liabilities
        Decrease in accounts
        receivable                        51,629       (51,629)
        Increase in
        inventories                      343,073    (1,114,493)
        Decrease (increase) in
        restricted cash                        -       500,000
        Decrease (increase) in
        prepaid expenses and
        other receivables                 17,164     1,516,750
        Increase (decrease) in
        accounts payable and
        accrued expenses                  46,721      (556,281)
        Increase (decrease) in
        deposits                               -      (103,100)
        Decrease in income
        taxes payable                          -        (2,400)
                                     --------------------------

          Net cash used in
          operating activities          (528,487)   (3,542,643)
                                     --------------------------
Cash flows used
in investing activities
  Purchase of equipment                        -      (102,364)
                                     ==========================



                The accompanying notes are an integral part of these statements.

                                MW Medical, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             Year ended December 31,



                                      2001        2000
                                    ---------  -----------
Cash flows from
  Proceeds from loans                418,871      487,000
  Payments on loans                        -     (515,000)
  Sale of common stock               100,000    3,288,000
                                    ---------  -----------
          Net cash provided
          by financing activities    518,871    3,260,000
                                    ---------  -----------
          (Decrease) increase
          in cash and
          cash equivalents            (9,616)    (385,007)

Cash and cash
equivalents at beginning of period     9,825      394,832
                                    ---------  -----------
Cash and cash equivalents
at end of period                    $    209   $    9,825
                                    =========  ===========
Supplemental information
  Cash paid for interest            $      -   $   28,596
  Cash paid for income taxes        $  2,400   $    3,200




Non cash items

The Company wrote off a receivable, $150,000, from its former parent as uncollectible.


The Company's CEO converted $100,000 of a note payable to her to equity On November 2001.


                The accompanying notes are an integral part of these statements.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Description  of  Business
-------------------------

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

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries, MMC and MMC's German based subsidiary, Microwave Medical ("GmbH"), which was formed in late 1997. All significant intercompany balances have been eliminated in consolidation.

Concentration  of  Risk
-----------------------

The Company outsources the majority of its manufacturing to one supplier. The reliance on a limited number of vendors is subject to several risks, including economic disruptions and price fluctuations, any one of which could have a material adverse effect on the Company's business and results of operations.

Revenue  Recognition
--------------------

Revenues are recognized upon acceptance of the product, provided the Company has met all significant obligations for performance, the purchaser's obligation is not contingent on any future performance and collectibility is probable.

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

Inventory
---------

Inventory, consisting principally of raw materials and finished goods, is stated at the lower of cost (principally using First-in, First-out) or market.

Research  and  Development  Costs
---------------------------------

Research and development costs are generally charged to operations as incurred. Research and development costs that have an alternative future use are capitalized. The total amount of research and development costs capitalized were $0 and $540,000 for the year ended December 31, 2001 and 2000, respectively.

Stock-Based  Compensation
-------------------------

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

NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

Depreciation  and  Amortization
-------------------------------

Depreciation and amortization of property and equipment are computed principally using the straight-line and accelerated methods with useful lives ranging from 17 months to 5 years.

Income  Taxes
-------------

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

Net  Loss  per  Share
---------------------

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

Stock options and stock purchase warrants to purchase shares on common stock that were outstanding during 2001 and 2000 which were not included in the computation of diluted loss per share because the impact would have been antidilutive were 6,445,000 and 1,895,000 respectively.

NOTE  B  -  REALIZATION  OF  ASSETS

The Company has suffered recurring losses from operations and may continue to incur operating losses for the foreseeable future due to the significant costs anticipated to be incurred in connection with manufacturing, marketing and distributing its microwave products. The Company has also been experiencing significant difficulties in raising additional capital and does not expect that any additional capital will be raised in the near future.

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

The Company has not been able to meet its current obligations and has therefore filed for Chapter 11 bankruptcy protection. The Company has reduced staffing to key personnel, specifically corporate officers necessary to complete bankruptcy proceedings and identify potential merger or buyer targets. All officers are voluntarily participating in a salary deferral program until additional funding is secured. The Company will continue to pursue all opportunities to possibly be acquired or merged with another entity. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

NOTE  C  -  INVENTORY

At  December  31,  2001,  inventory  was  comprised  of  the  following:

                 Raw  Materials      $   2,114,678
                 Finished  Goods
                 Valuation Allowance    (1,814,678)
                                     --------------
                                           300,000
                                     --------------

                  Current            $     300,000
                  Long-term                      0
                                     --------------

                                     $     300,000
                                     ==============

Due to low sales levels, reduced demand and the bankruptcy proceedings, the Company has written down the inventory on hand to the lower of cost or market. Since there is not an immediate market for the quantities on hand, the Company used a valuation allowance of $1,814,678 as of December 31, 2001.

NOTE  D  -  PROPERTY  AND  EQUIPMENT

          Property  and equipment consist of the following at December 31, 2001:

 Machinery  &  equipment         $237,305
 Other                            136,217
                                 --------

                                  373,522
 Less accumulated depreciation    317,544
                                 --------


                                   55,978
                                 ========


NOTE  E  -  RELATED  PARTY  TRANSACTIONS

In 1998, the Company was spun off from its former parent, Dynamic Associates, Inc. ("Dynamic"). As part of the spin-off transaction, the Company issued stock on a one-for-one basis to the shareholders of Dynamic. In return, the Company received its subsidiaries, MMC and P&H, a note receivable from its former parent for $200,000 and had debt forgiven in the amount of $2.1 million. As of December 31, 2001, $150,000 of the note receivable was written off as uncollectible and is included as an offset to equity.


The Company borrowed monies from Ms. Jan Wallace, President and Chief Executive Officer of the Company under a promissory note and loan agreement. The total amount of funds outstanding as of December 31, 2001 was $615,871. The note accrues interest at 10% per annum and matured in March 2001. The Company is currently in default on this note. Ms. Wallace has filed Form UCC Financing Statements to obtain a security interest in the Company's inventory and fixed assets.

Accrued expenses include approximately $174,568 and $308,072 that is owed to Ms. Sim, the Company's CFO, and Ms. Wallace, the Company's President and CEO. The accrued expenses relate primarily to salary and reimbursable business expenses.

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

NOTE  F  -  STOCKHOLDERS'  EQUITY  AND  CONVERTIBLE  DEBENTURES

In July 2001, the Company offered and sold 1,400,000 shares of common stock and 5,600,000 warrants through a private placement memorandum dated July, 2001, at a price of $0.1429 per share. Proceeds, net of issuance costs, were $200,000. The warrants consist of 2,800,000 "Class A" warrants for common shares exercisable at $0.20, plus 2,800,000 "Class B" warrants for common shares exercisable at $0.40. The warrants may be exercised, in whole or in part, from time to time after the execution of each Agreement and before June 13, 2006. The Company does not have the right to call the warrants at any time.



NOTE  G  -  STOCK  OPTIONS

In March 1999, the Company authorized 2,500,000 shares of its common stock to be utilized in an incentive compensation program. The Company granted 0 and 415,000 options for the year ended December 31, 2001 and 2000, respectively. The stock options vest and become exercisable as follows: 50% at the date of grant and 50% one year from the date of grant. The stock options were granted at the market value of the Company's common stock or higher on the date of grant.

At December 31, 2001, there were 0 additional common stock shares available for grant under the Plan. A summary of the activity related to this plan is as follows:

                                           Weighted
                                           average
                                           exercise
                                            price            Options
                                        -----------------------------


Balance at December 31, 2000                $0.70          1,895,000


Options  granted                            $0.00                  0
      Options  forfeited                    $0.30         (1,050,000)
      Options  exercised                    $0.30                  0
                                                           ----------

      Balance at December 31, 2001          $0.60            845,000
                                                           =========
=
The  following  information applies to options outstanding at December 31, 2001:

               Options  outstanding          Options  exercisable
               --------------------          --------------------
                       Wtd. avg.
          Number       remaining     Wtd.  avg.       Number      Wtd.  avg.
         outstanding   life (years)  exercise price  exercisable  exercise price
         -----------------------------------------------------------------------
Exercise
prince
$0.30 -
$3.00      845,000          .30          $0.60        845,000            $0.60
         =======================================================================



The Company recognized compensation cost of $0 under the Plan for the year ended December 31, 2001. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:


     Net  loss                     As  reported          $  (3,915,196)
                                   Pro  forma            $  (4,139,242)
     Basic loss per share          As  reported          $       (0.17)
                                   Pro  forma            $       (0.18)

These  proforma  numbers  may  not be representative of future disclosures.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 3 years and volatility of 86%. There were no new grants of stock options for the year ended December 31, 2001.

NOTE  H  -  INCOME  TAXES

No provision for income taxes has been recorded as the Company has incurred net operating losses from the commencement of operations through December 31, 2001. At December 31, 2001, the Company has net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $16,000,000, such carryforwards expire in various years through 2021. The Company also has approximately $5,200,000 of net operating loss carryforwards available to offset future state taxable income that expires in various years through 2006. Deferred tax assets total approximately $5,440,000 and include the effects of these net operating loss carryforwards as well as certain expenses that are reported for financial statement and income tax purposes in different periods. The Company has provided a valuation allowance to offset all net deferred tax assets due to the uncertainty of realization.


NOTE  I  -  COMMITMENTS  AND  CONTINGENCIES

The Company has no contingent liabilities at this time. They are occupying space provided by the Chief Executive Officer at no fee. The Company is involved in various lawsuits arising from its normal operations. It is the opinion of management, in consultation with counsel, that the outcome of such matters will not have a material adverse impact on the Company's consolidated financial position, results of operations, or cash flows. Rent expense for the year ended December 31, 2001 was $74,053.

The Company may be liable for an additional $62,000 of rent expense for 2002 due to a default in a lease for the office space vacated.

NOTE  J  -  SUBSEQUENT  EVENT

The Company filed for Chapter 11 bankruptcy protection on January 22, 2002. The Company submitted its reorganization plan on February 4, 2002. The plan has been approved by the courts and is pending a creditor vote.


NOTE  K  -  LOSS  PER  SHARE


Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2001 and 2000:
                                              2001                    2000
                                              ----                    ----
Net  loss  available  to  common
stockholder                             $   (3,915,196)         $   (3,973,657)
Weighted  average  shares:
Outstanding  all  year                      21,292,443              18,374,443

Outstanding  70.5%  of
year                                                 0               1,551,488

Outstanding  39.2%  of  year                 1,263,014                       0

Wt.  Avg.  Number  of  common
 shares  used  to  compute  net  loss
per  weighted  average  share               22,555,457              19,925,931

Basic  income  (loss)  per  share
(based  on  weighted  average  shares)
                                        $         (.17)          $         (.20)

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW  Medical,  Inc.


By:  /s/ Jan Wallace
     ___________________________________
     Jan Wallace,  President  &  CEO
     Principal  Executive  Officer
     Date:     May  15,  2002


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ Jan Wallace
     ___________________________________
     Jan  Wallace,  Director,  President  and  CEO
     (Principal  Executive  Officer)
     Date:     May  15,  2002

By:  /s/ Grace Sim
     ___________________________________
     Grace Sim,  Acting  Chief  Financial  Officer
     (Acting  Principal  Accounting  Officer)
     (Acting  Principal  Financial  Officer)
     Date:     May  15,  2002