Form 10QSB
period 2002-03-31
MW MEDICAL INC
filed 2002-05-20
CIK 1059577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  March  31,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  transition  period  from          to

Commission  File  Number  001-14297
                          ---------

                                MW Medical, Inc.
                                ----------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                               86-0907471
-------------------------------                      --------------------
(State or other jurisdiction of                      (IRS  Employer
incorporation  )                                     Identification  No.)

                  6929 E. Cheney Paradise Valley, Arizona 85253
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (480) 315-8600
                                 --------------
                 Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

            Class                               Outstanding as March 31, 2002
------------------------------------           ---------------------------------
$.001 par value Class A Common Stock                   24,550,070 shares

Transitional  Small  Business Disclosure Format (Check one): Yes [   ] No [ X  ]

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements.

BASIS  OF  PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002

                                MW Medical, Inc.

                          CONSOLIDATED  BALANCE  SHEETS


CURRENT ASSETS
  Cash                                                    $        128
  Accounts Receivable
  Inventory                                                    300,000
  Deposits                                                           -
  Other current assets
                                                          -------------
          Total current assets                                 300,128

INVENTORY, long-term

PROPERTY AND EQUIPMENT, net                                     46,251

OTHER RECEIVABLES, net
                                                          -------------
                                                          $    346,379
                                                          =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                        $    255,956
  Accrued expenses                                             614,446
  Note payable - related party                                 631,421
                                                          -------------
          Total current liabilities                          1,501,823

COMMITMENTS AND CONTINGENCIES                                        -

STOCKHOLDERS' EQUITY
  Common stock $.001 par value; authorized - 100,000,000
    shares issued and outstanding, 24,517,443                   24,517
  Additional paid-in capital                                13,687,857
  Note receivable from former parent
  Accumulated deficit                                      (14,867,818)
                                                          -------------
          Total stockholders' equity                        (1,155,444)
                                                          -------------
                                                          $    346,379
                                                          -------------

                                MW Medical, Inc.

                   CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                   (Unaudited)


                                                  Three months ended March 31,
                                                  ----------------------------
                                                       2002          2001
                                                  -------------  -------------
Sales, net                                        $          -   $   110,060
Cost of sales                                                -        71,056
                                                  -------------  -------------
                                                             -        39,004

General and administrative expenses                    117,007       219,402
Depreciation and amortization                            9,677        36,978
Research and development                                 1,000       126,934
                                                  -------------  -------------
          Total operating expenses                     127,684       383,314

          Net operating loss                          (127,684)     (344,310)


Interest income (expense)                              (15,542)     (214,068)
                                                  -------------  -------------
          NET LOSS                                $   (143,226)  $  (558,378)
                                                  =============  =============

Net loss per weighted average share               $      (0.01)  $     (0.03)
                                                  =============  =============

Weighted average number of common shares used to
  compute net loss per weighted average share       24,517,443    21,292,443
                                                  -------------  -------------

                                    MW Medical, Inc.

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)


                                                          For the Three Months
                                                             ended March 31,
                                                            2002        2001
                                                        ------------ -----------
Cash flows from operating activities
  Net Loss                                              $ (143,226)  $ (558,378)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                          9,677       36,638
      Deferred salaries                                     88,037       78,624
      Interest expense                                      15,542      214,068
      Changes in assets and liabilities
        Increase in accounts receivable                                 (71,516)
        Decrease (increase) in inventories                               48,653
        Decrease (increase) in restricted cash                   -            -
        Decrease (increase) in prepaid expenses
          and other receivables                                  -          (89)
        Increase in accounts payable and accrued
          expenses                                          14,339      (45,479)
        Increase in deposits                                     -            -
                                                        ------------ -----------
          Net cash used in operating activities            (15,631)    (297,479)

Cash flows used in investing activities

  Purchase of equipment                                          -

                                MW Medical, Inc.

                                   (Unaudited)



                                                          For the Three Months
                                                              ended March 31,
                                                              2002      2001
                                                          ----------  ---------
Cash flows from financing activities
  Proceeds from line of credit                                    -          -
  Proceeds from loans                                        15,550    289,100
  Payments on loans                                               -          -
  Proceeds from the exercise of stock options                     -          -
  Sale of common stock                                            -          -
                                                          ----------  ---------

          Net cash provided by financing activities          15,550    289,100
                                                          ----------  ---------

          (Decrease) increase in cash and cash
           equivalents                                          (81)    (8,379)

Cash and cash equivalents at beginning of period                209      9,825
                                                          ----------  ---------

Cash and cash equivalents at end of period                $     128   $  1,446
                                                          ==========  =========

Supplemental information
  Cash paid for interest                                  $       -
  Cash paid for income taxes                                          $  2,400

                                MW Medical, Inc.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2002 (Unaudited)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002.


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

                             March 31, 2002 (Unaudited)


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

There are no assets to be distributed to creditors or shareholders as the secured creditor has a lien on all assets and is undersecured. The primary objective of this reorganization is to allow us to go forward as a public company free of all debt and with a reduced secured debt. The plan also provides for payment to unsecured creditors of more than they would receive in a liquidation. We can then seek business opportunities for a reverse merger that will allow creditors and shareholders to realize value not otherwise available to them. In the event of an inability to raise capital and the loss of its assets, we will still have the capacity to seek a reverse merger partner but we cannot assure investors a reverse merger partner will be found.

Since the filing of the Bankruptcy, the company has not been actively selling any machines. A plan of organization has been filed with the court and all ballots from creditors are expected to be counted on May 22, 2002.

Assets

Total assets decreased to $ 346,379 on March 31, 2002 from $356,137 from December 31, 2001, a decrease of $9,758 or 2.7%. The net change resulted primarily from a decrease in value of ourequipment.

Liabilities  And  Stockholders'  Equity

Our liabilities increased by $133,468, or 9.8% to $ 1,501,823 as of March 31, 2002. The increase in liabilities was caused by unpaid salary and notes payable
- related party. All cost involved in the filing of the bankruptcy and the continued operations of the Company is still being funded by Ms. Wallace, our president and chief executive officer. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all of their salaries. Stockholders' equity decreased to a deficit of $1,155,444 from $1,01,218 as of December 31, 2001. The decrease in stockholders' equity resulted from the net loss from operations.


Results  of  Operations

Due to the lack of funding and the filing of Chapter 11, Bankruptcy code, the operations of the Company have consisted of planning for the reorganization of the Company

Net loss for the three months ended March 31, 2002 was $143,226 compared to $558,378 on March 31, 2001. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and a slow down in research and development work.

General and administrative expenses for the three months ended March 31, 2002 was $117,007 compared to $219,402 for the same period in 2001. This reflects a decrease of $102,395 or 46.7%. This decrease was primarily due to significant reductions in staff and all operating expenses.

Research and development expenses were $1,000 for the three months ended March 31, 2002 compared to $126,934 for the same period in 2001. The decrease of reflects the cessation of all clinical sites,

Depreciation and amortization expenses for the three months ended March 31, 2002 were $9,677 compared to $36,978 for the same period in 2001. In 2001, the Company wrote down the value of its inventory. We also wrote off the value of all machines used in the clinical sites for research and development.

Liquidity  and  Capital  Resources

We have extremely limited cash resources to sustain operations. While limited funds have been generated from revenues, it is unlikely cash generated from operations will be sufficient to continue operations.

For the first quarter of 2002, we have relied upon Ms. Wallace to providing funding. In fact, Ms. Wallace funded all operations since November 2000. We have not yet identified new sources for financing and we are currently in default on our notes to Ms. Wallace.

As  of  March  31,  2002,  the  Company  had  $128  in  cash.

We used cash of $15,631 in our operating activities during the three months ending March 31, 2002 compared to $297,479 for the same period in 2001. In the first quarter of 2002, we were primarily involved in procedures for the bankruptcy. The Company did not have any funds for operations.

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

None

Item  5.     Other  Information:

None

Item  6.  Exhibits  and  Reports  on  Form  8-K:

         (a)     Exhibits
None
         (b)     Reports  on  Form  8-K

          A form 8-K was filed on January 11, 2002 to announce the Company's intent to file for bankruptcy. The 8-K also announced the resignation of three members of the Board of Directors, Elliot Smith, Nigel Parker and Neil Marcus, who had resigned on December 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MW  Medical,  Inc.


DATED:     May 20, 2002                 /s/ Grace Sim
                                        ____________________________________
                                        Grace Sim, Chief Financial Officer