Form 10QSB
period 2002-06-30
MW MEDICAL INC
filed 2002-08-19
CIK 1059577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  June  30,  2002

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

                 6929 E. Cheney, Paradise Valley, Arizona 85253
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (480) 315-8600
                                 --------------
                 Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

        Class               Outstanding as June 30, 2002
----------------------      ----------------------------
$.001 par value
Class A Common Stock                24,517,443 shares

Transitional  Small  Business Disclosure Format (Check one): Yes [   ] No [ X  ]

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements.

BASIS  OF  PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' (deficit) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002

                                MW Medical, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)        (Audited)
                                                June 30,       December 31,
                                                  2002             2001
                                             ------------      ------------
CURRENT ASSETS
  Cash                                       $       218       $       209
  Accounts Receivable                                                    -
  Inventory                                      300,000           300,000
  Other current assets
                                             ------------      ------------

      Total current assets                       300,218           300,209

INVENTORY, long-term

PROPERTY AND EQUIPMENT, net of allowance          36,574            55,928
  for depreciation of $336,948 and $317,544
OTHER RECEIVABLES, net                                                   -
                                             ------------      ------------


                                             $   336,792       $   356,137
                                             ============      ============

    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                           $   265,217       $   241,617
  Accrued expenses                               679,390           510,867
  Note payable - related party                   685,256           615,871
                                             ------------      ------------

      Total current liabilities                1,629,863         1,368,355

COMMITMENTS AND CONTINGENCIES                          -                 -

STOCKHOLDERS' (DEFICIT)
  Common stock $.001 par value;
  authorized - 100,000,000
    shares issued and outstanding,
    24,517,443                                    24,517            24,517
  Additional paid-in capital                  13,687,857        13,687,857
  Note receivable from former parent
  Accumulated deficit                        (15,005,445)      (14,724,592)
                                             ------------      ------------

      Total stockholders' (deficit)           (1,293,071)       (1,012,218)
                                             ------------      ------------

                                             $    336,792      $   356,137


                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                At June 30, 2002
                                   (Unaudited)



                                            Three months ended June 30,  Six months ended June 30,
                                                2002          2001           2002          2001
                                            -----------  --------------------------  -------------
Sales, net                                           -   $    59,500   $         -   $   169,560
Cost of sales                                        -         9,737             -        80,793
                                            -----------  --------------------------  -------------

                                                     -        49,763             -        88,767

General and administrative expenses            109,901       211,598       226,907       430,999
Depreciation and amortization                    9,677        36,849        19,354        73,827
Research and development                                      73,106         1,000       200,040
                                            -----------  --------------------------  -------------


         Total operating expenses              119,578       321,553       247,261       704,866

         Net operating loss                   (119,578)     (271,790)     (247,261)     (616,099)


  Interest income                                    -
Interest income (expense)                      (18,049)     (632,632)      (33,591)     (846,701)
                                            -----------  --------------------------  -------------


                                               (18,049)     (632,632)      (33,591)     (846,701)

Loss from continuing operations
  before income taxes                         (137,627)     (904,422)     (280,852)   (1,462,800)
Income tax expense                                   -             -             -
                                            -----------  --------------------------  -------------



          NET LOSS                            (137,627)     (904,422)     (280,852)   (1,462,800)
                                            ===========  ==========================  =============


Net loss per weighted average share             ($0.01)       ($0.04)       ($0.01)       ($0.07)
                                            ===========  ==========================  =============


Weighted average number of common shares
 used to compute net loss per weighted
 average share                              24,517,443    22,517,443    24,517,443    21,904,943
                                            -----------  --------------------------  -------------





                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                At June 30, 2002
                                   (Unaudited)



                                                                       Six months ended June 30
                                                                          2002         2001
                                                                       ----------- ------------
Cash flows from operating activities
  Net Loss                                                             $(280,852)  $(1,462,800)
  Adjustments to reconcile net loss to cash used in
    operating activities:
      Depreciation and amortization                                       19,354        73,827
      Deferred Salaries                                                  171,630             -
      Expenses paid in stock                                                             5,500
      Interest expense                                                    33,591       846,701
      Changes in assets and liabilities
        Increase in accounts receivable                                                 26,984
        Decrease (increase) in inventories                                             236,338
        Decrease (increase) in restricted cash                                 -
        Decrease (increase) in prepaid expenses and other receivables                  (13,747)
        Increase in accounts payable and accrued expenses                 24,536       (72,546)
        Increase in deposits                                                   -
        Decrease in income taxes payable                                       -
                                                                       ----------- ------------

          Net cash used in operating activities                          (31,741)     (359,743)
                                                                       ----------- ------------

Cash flows used in investing activities
  Purchase of equipment                                                        -



                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           At June 30, 2002- Continued
                                   (Unaudited)

                                                       Six months ended June 30,
                                                           2002        2001
                                                       ------------ -----------
Cash flows from financing activities
  Capital contribution from former parent                         -         -
  Proceeds from convertible debenture offering                    -         -
  Proceeds from line of credit                                    -         -
  Proceeds from loans                                        31,750   350,100
  Payments on loans                                               -         -
  Proceeds from the exercise of stock options                     -         -
  Sale of common stock                                            -
                                                       ------------ -----------

          Net cash provided by financing activities          31,750   350,100
                                                       ------------ -----------

          (Decrease) increase in cash and cash
            equivalents                                           9    (9,643)

Cash and cash equivalents at beginning of period                209     9,825
                                                       ------------ -----------

Cash and cash equivalents at end of period             $        218 $     182
                                                       ============ ===========

Supplemental information
  Cash paid for interest                               $          -
  Cash paid for income taxes                                        $   2,400


                                MW Medical, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            June 30, 2002 (Unaudited)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002.


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

                            June 30, 2002 (Unaudited)


NOTE  B  -  REALIZATION  OF  ASSETS  -  Continued


Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue its operations over the near term: The Company has reduced staffing to key personnel, specifically corporate officers and technicians necessary to continue manufacturing operations. Additionally, all officers are voluntarily participating in a salary deferral program until additional funding is secured. The Company has stopped the manufacturing of all its systems until new funding can be secured. While the Company has been successful in negotiating payment terms with a few vendors, formal agreements have not been established with all of the vendors and there can be no guarantee such agreements will ever be reached. Sales of the MW 2000 has been unsuccessful in this current year partially because we are unable to service machines outside the immediate geographical areas due to the lack of funding for technical staff. The Company is pursuing opportunities to establish a strategic alliance with an established entity or to possibly be acquired or merged with another entity. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

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

Since the filing of the Bankruptcy, the company has not been actively selling any machines. The Company submitted to the Debtors, the First Amended Joint Plan of Reorganization on February 21, 2002 and all ballots were collected and accepted on May 22, 2002.



Assets

Total assets decreased to $ 336,792 on June 30, 2002 from $356,137 from December 31, 2001, a decrease of $19,345 or 5.4%. The net change resulted primarily from a decrease in the value of our equipment.

Liabilities  And  Stockholders'  Equity

Our liabilities increased by $261,508, or 19% to $ 1,629,863 as of June 30, 2002. The increase in liabilities was caused by unpaid salary and notes payable
- related party. All cost involved in the filing of the bankruptcy and the continued operations of the Company is still being funded by

Ms. Wallace, our president and chief executive officer. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all of their salaries. Stockholders' equity decreased to a deficit of $1,293,071 from $1,012,218 as of December 31, 2001. The decrease in stockholders' equity resulted from the continued net losses from operations.


Results  of  Operations



Due to the lack of funding and the filing of Chapter 11, Bankruptcy code, the operations of the Company have consisted of planning for the reorganization of the Company

Net operating loss for the three months ended June 30, 2002 was $119,578 compared to $271,790 on June 30, 2001. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and a slow down in research and development work.

General and administrative expenses for the three months ended June 30, 2002 were $109,901 compared to $211,598 for the same period in 2001. This reflects a decrease of $101,697 or 48%. This decrease was primarily due to significant reductions in staff and all operating expenses.

Research and development expenses were $0 for the three months ended June 30, 2002 compared to $73,106 for the same period in 2001. The decrease reflects the cessation of all clinical sites and research into new microwave applications for our proprietary technologies.

Depreciation and amortization expenses for the three months ended June 30, 2002 were $9,677 compared to $36,849 for the same period in 2001. In 2001, the Company wrote down the value of its inventory. We also wrote off the value of all machines used in the clinical sites for research and development.

Liquidity  and  Capital  Resources

With the exception of new loans advanced by Ms. Wallace, the Company has no cash resources to sustain operations. While limited funds have been generated from revenues, it is unlikely cash generated from operations will be sufficient to continue operations.

For the first half of 2002, we have relied upon Ms. Wallace to providing funding. In fact, Ms. Wallace funded all operations since November 2000. We have not yet identified new sources for financing and we are currently in default on our notes to Ms. Wallace.

As  of  June  30,  2002,  the  Company  had  $218  in  cash.

We used cash of $31,741 in our operating activities during the six months ending June 30, 2002 compared to $359,743 for the same period in 2001. In the first half of 2002, we were primarily involved in procedures for the bankruptcy and in researching the possiblity of an acquistion or a merger with another entity. The Company did not have any funds for operations.

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


                                       MW Medical, Inc.


DATED:  August 19, 2002                /s/ Jan Wallace
                                       ____________________________________
                                       Jan Wallace, Chief Executive Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, Jan Wallace, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of MW Medical for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MW Medical.


                                       By:      /s/ Jan Wallace
                                                --------------------------------

                                       Name:    Jan Wallace

                                       Title:   Chief Executive Officer

                                       Date:    August 19, 2002



I, Grace Sim, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of MW Medical for the quarterly period ended June 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of MW Medical.

                                       By:      /s/ Grace Sim
                                                --------------------------------

                                       Name:    Grace Sim

                                       Title:   Acting Chief Financial Officer

                                       Date:    August 19, 2002