Form 10QSB
period 2002-09-30
MW MEDICAL INC
filed 2002-11-19
CIK 1059577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  September  30,  2002

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  transition  period  from          to

Commission  File  Number  001-14297
                          ---------

                                MW Medical, Inc.
                                ----------------
        (Exact name of Small Business Issuer as specified in its charter)

Nevada                                              86-0907471
--------------------------------                    ----------
(State or other jurisdiction of                     (IRS Employer
incorporation)                                      Identification No.)

                 6929 E. Cheney, Paradise Valley, Arizona 85253
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (480) 941-3875
                                 --------------

                 Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date.

          Class                              Outstanding as September 30, 2002
------------------------------------         ---------------------------------
$.001 par value Class A Common Stock                  24,517,443 shares

Transitional  Small  Business Disclosure Format (Check one): Yes [   ] No [ X  ]

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements.

BASIS  OF  PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2002, are not necessarily indicative of the results that can be expected for the year ending December 31, 2002.

                                MW Medical, Inc.

                           CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)      (Audited)
                                                    September 30,   December 31,
                                                         2002           2001
                                                    -------------  -------------
CURRENT ASSETS
  Cash                                              $     10,418   $        209
  Accounts Receivable                                                         -
  Inventory                                              300,000        300,000
  Other current assets
                                                    -------------  -------------

          Total current assets                           310,418        300,209

INVENTORY, long-term

PROPERTY AND EQUIPMENT, net of allowance                  26,897         55,928
  for depreciation of $346,625 and $317,544
OTHER RECEIVABLES, net                                                        -
                                                    -------------  -------------

                                                    $    337,315   $    356,137
                                                    =============  =============

        LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
  Accounts payable                                  $    276,960   $    241,617
  Accrued expenses                                       762,880        510,867
  Note payable - related party                           716,221        615,871
                                                    -------------  -------------

          Total current liabilities                    1,756,061      1,368,355

COMMITMENTS AND CONTINGENCIES                                  -              -

STOCKHOLDERS' (DEFICIT)
  Common stock $.001 par value;
    authorized - 100,000,000 shares issued and
    outstanding, 24,517,443                               24,517         24,517
  Additional paid-in capital                          13,687,857     13,687,857
  Note receivable from former parent
  Accumulated deficit                                (15,131,120)   (14,724,592)
                                                    -------------  -------------

          Total stockholders' (deficit)               (1,418,746)    (1,012,218)
                                                    -------------  -------------

                                                    $    337,315   $    356,137
                                                    -------------  -------------

                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                At Sept. 30, 2002
                                   (Unaudited)


                                          Three months              Nine months
                                         ended Sept. 30,           ended Sept. 30,
                                  -------------------------  ---------------------------
                                        2002          2001         2002         2001
                                  -----------  --------------------------  -------------
Sales, net                                 -   $    48,000   $         -   $    217,560
Cost of sales                              -        41,186             -        121,978
                                  -----------  ------------  ------------  -------------
                                           -         6,814             -         95,582

General and administrative
  expenses                            99,501       192,312       326,408        623,311
Depreciation and amortization          9,677        36,978        29,031        110,805
Research and development                            58,879         1,000        258,919
                                  -----------  ------------  ------------  -------------

     Total operating expenses        109,178       288,169       356,439        993,035

     Net operating loss             (109,178)     (281,355)     (356,439)      (897,453)



  Interest income                          -
Interest income (expense)            (16,498)      (19,900)      (50,089)      (866,600)
                                  -----------  ------------  ------------  -------------

                                     (16,498)      (19,900)      (50,089)      (866,600)

Loss from continuing operations
  before income taxes               (125,676)     (301,255)     (406,528)    (1,764,053)
Income tax expense                         -             -             -              -
                                  -----------  ------------  ------------  -------------

     NET LOSS                       (125,676)     (301,255)     (406,528)    (1,764,053)
                                  ===========  ============  ============  =============

Net loss per weighted average
  share                               ($0.01)       ($0.01)       ($0.02)        ($0.08)
                                  ===========  ============  ============  =============


Weighted average number of
  common shares used to compute
  net loss per weighted average
  share                           24,517,443    22,517,443    24,517,443     21,904,943
                                  ===========  ============  ============  =============


                                       4


                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                              At September 30, 2002
                                   (Unaudited)



                                                Nine months ended September 30
                                                        2002         2001
                                                ---------------  ------------
Cash flows from operating activities
  Net Loss                                         $  (406,528)  $(1,764,053)
  Adjustments to reconcile net loss to
   cash used in operating activities:
     Depreciation and amortization                      29,031       110,805
     Deferred Salaries                                 252,120             -
     Expenses paid in stock                                            5,500
     Interest expense                                   50,089       817,000
     Changes in assets and liabilities
       Increase in accounts receivable                                28,641
       Decrease (increase) in inventories                            272,017
       Decrease (increase) in restricted cash                -
       Decrease (increase) in prepaid expenses
         and other receivables                                        19,873
       Increase in accounts payable and accrued
         expenses                                       41,959        15,734
       Increase in deposits                                  -
       Decrease in income taxes payable                      -
                                                ---------------  ------------

         Net cash used in operating activities         (33,329)     (494,483)
                                                ---------------  ------------

Cash flows used in investing activities
  Purchase of equipment                                      -

                                MW Medical, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        At September 30, 2002- Continued
                                   (Unaudited)

                                                                Nine months
                                                            ended September 30
                                                             2002      2001
                                                           --------- ---------
Cash flows from financing activities
  Capital contribution from former parent                         -         -
  Proceeds from convertible debenture offering                    -         -
  Proceeds from line of credit                                    -         -
  Proceeds from loans                                        43,538   286,000
  Payments on loans                                               -         -
  Proceeds from the exercise of stock options                     -         -
  Sale of common stock                                            -   200,000
                                                           --------- ---------

       Net cash provided by financing activities             43,538   486,000
                                                           --------- ---------

       (Decrease) increase in cash and cash equivalents      10,209    (8,483)

Cash and cash equivalents at beginning of period                209     9,825
                                                           --------- ---------

Cash and cash equivalents at end of period                 $ 10,418  $  1,342
                                                           ========= =========

Supplemental information
  Cash paid for interest                                   $      -  $      -
  Cash paid for income taxes                               $      -  $  2,400

                                MW Medical, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 2002 (Unaudited)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2001. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the entire fiscal year 2002.


NOTE  B  -  REALIZATION  OF  ASSETS

The Company has suffered recurring losses from operations and will continue to incur losses for the foreseeable future. These losses, in the past, were due to the significant costs incurred in connection with manufacturing, marketing and distributing its microwave products. The Company operates in a highly competitive environment and is subject to all of the risks inherent in a new business enterprise.

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

                         September 30, 2002 (Unaudited)


NOTE  B  -  REALIZATION  OF  ASSETS  -  Continued


Management has taken the following steps, which it believes are sufficient to provide the Company with the ability to continue its operations over the near term: The Company has reduced staffing to key personnel, specifically corporate officers and technicians necessary to continue manufacturing operations. Additionally, all officers are voluntarily participating in a salary deferral program until additional funding is secured. The Company has stopped the manufacturing of all its systems until new funding can be secured. Sales of the MW 2000 has been unsuccessful in the past year partially because we are unable to service machines outside the immediate geographical areas due to the lack of funding for technical staff. The Company is pursuing opportunities to establish a strategic alliance with an established entity or to possibly be acquired or merged with another entity. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

On January 22, 2002, we filed a Petition for relief under Chapter 11 of the Bankruptcy Code. An automatic stay is now in place. We will use this bankruptcy to protect the business from our creditors while we reorganize and try to work out a plan to pay our debts. The Petition was filed in United States Bankruptcy Court, District of Arizona, In Re: MW MEDICAL, INC., a Nevada Corporation, Case No. 02-0108-90-PHX-RTB, and In Re: MICROWAVE MEDICAL CORPORATION, a California Corporation, Case No. 02-01298-PHX-GBN. The location of the United States Trustee is 2929 N. Central Avenue, Suite 700, P.O. Box 36170, Phoenix, Arizona 85067-6170, (602) 640-2100.

A plan of organization was filed with the court, and amended on May 29, 2002. On October 23, 2002 we requested that the court approve the report, close the estate and enter a final decree. We are currently waiting for the court's final approval.

Under the plan of organization, there are no assets to be distributed to creditors or shareholders as the secured creditor has a lien on all assets and is undersecured. The primary objective of this reorganization is to allow us to go forward as a public company free of all debt and with a reduced secured debt. The plan also provides for payment to unsecured creditors of more than they would receive in a liquidation. We can then seek business opportunities for a reverse merger that will allow creditors and shareholders to realize value not otherwise available to them. In the event of an inability to raise capital and the loss of its assets, we will still have the capacity to seek a reverse merger partner but we cannot assure investors a reverse merger partner will be found.

The plan of organization stipulates only one secured creditor, Ms. Jan Wallace. Ms. Wallace's security consists of patented and the proprietary technology, ongoing product approvals, inventory and goodwill. Sales of the patented product have not proved profitable despite investment of significant monies in marketing efforts. The inventory has little value beyond scrap or salvage value except through the sale as retail product to physicians. Under the plan of organization, Ms. Wallace's secured claim shall be evidenced by a new promissory note  issued  to  Ms.  Wallace  secured  by  the  same  property.

The largest group of unsecured creditors consists of management and former management personnel who are owed salary and expenses. Under the plan of reorganization, this group of creditors' claims are being satisfied by receiving equity in other "to be formed" companies that will have shares authorized by the bankruptcy court. Additionally, MW Medical's Equity Security Holders' Interests will maintain their ownership in MW Medical in addition to receiving a small pro rata equity interest in these "to be formed" companies.

Other creditor's claims filed during the bankruptcy proceedings have been satisfied from either our nominal cash funds available or with MW Medical shares to be issued.

In the year prior to the Petition, sales had been slow. Our small revenues have been greatly outpaced by our operating expenses, and we are now insolvent. With the economic downturn, our unproven ability to generate revenues and the economic fallout from the events of September 11, 2001, we have been unable to raise additional capital. Our secured creditor determined that the value of the collateral and the growing unsecured debt made it unlikely that we could raise additional capital. Without any further loans available, and with no prospect of raising additional capital in the face of our current balance sheet, we were unable to continue in business without the aid of Chapter 11 protection. Even with the protection afforded by the bankruptcy petition, we cannot provide investors with any assurance we will emerge from bankruptcy as a viable business.

Assets

Total assets decreased to $ 337,315 on September 30, 2002 from $356,137 from December 31, 2001, a decrease of $18,822 or 5.3%. The net change resulted primarily  from  a  decrease  in  the  valuation  of  our  equipment.

Liabilities  And  Stockholders'  Equity

Our liabilities increased by $387,706, or 28% to $ 1,756,061 as of September 30, 2002. The increase in liabilities was caused by unpaid salary and notes payable
- related party. All cost involved in the filing of the bankruptcy and the continued operations of the Company is still being funded by Ms. Wallace, our president and chief executive officer. These amounts are reflected in notes payable - related party. The officers of the company have elected to defer all of their salaries. Stockholders' equity decreased to a deficit of $1,418,746 from $1,012,218 as of December 31, 2001. The decrease in stockholders' equity resulted from the continued net losses from operations.


Results  of  Operations

Due to the lack of funding and the filing of Chapter 11, Bankruptcy code, the operations of the Company have consisted of planning for the reorganization of the Company

Net operating loss for the three months ended September 30, 2002 was $109,178 compared to $281,355 on September 30, 2001. This decrease in the net loss was caused by our scaling back of operations, including a reduction in employees, closing of certain clinical sites, and no work in research and development.

General and administrative expenses for the three months ended September 30, 2002 were $99,501 compared to $192,312 for the same period in 2001. This reflects a decrease of $92,811 or 48%. This decrease was primarily due to significant reductions in staff and all operating expenses.

Research and development expenses were $0 for the three months ended September 30, 2002 compared to $58,879 for the same period in 2001. The decrease reflects the cessation of all clinical sites and research into new microwave applications for our proprietary technologies.

Depreciation and amortization expenses for the three months ended September 30, 2002 were $9,677 compared to $36,978 for the same period in 2001. In 2001, the Company wrote down the value of its inventory. We also wrote off the value of all machines used in the clinical sites for research and development.

Liquidity  and  Capital  Resources

With the exception of new loans advanced by Ms. Wallace, the Company has no cash resources to sustain operations. While limited funds have been generated from revenues, it is unlikely cash generated from operations will be sufficient to continue operations.

Since November 2000, we have relied upon Ms. Wallace to providing funding. We have not yet identified new sources for financing and we are currently in default on our notes to Ms. Wallace.

As of September 30, 2002, the Company had $10,418 in cash. The majority of these funds have been allocated to the Debtor Settlement.

We used cash of $33,329 in our operating activities during the nine months ending September 30, 2002 compared to $494,483 for the same period in 2001. In 2002, we were primarily involved in procedures for the bankruptcy and in researching the possiblity of an acquistion or a merger with another entity. The Company did not have any funds for operations.

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


ITEM  3.     CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace and Chief Financial Officer, Ms. Grace Sim. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART  II  -  OTHER  INFORMATION


Item  1.          Legal  Proceedings:

On January 22, 2002, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court, District of Arizona, under Case Number 02-01090-PHX-RTB for MW Medical Inc. and Case Number 02-01298-PHX-GBN for Microwave Medical Corp. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more discussion regarding this proceeding.

Other than the above discussed legal proceedings, we are not a party to any material litigation and to our knowledge, no such proceedings are currently threatened.


Item  2.     Changes  in  Securities  and  Use  of  Proceeds:

None

Item  3.     Defaults  Upon  Senior  Securities:

None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

None

Item  5.     Other  Information:

The Company filed a definitive 14A proxy statement with the Securities and Exchange Commission on November 8, 2002, and mailed same to shareholders on or about the same date, announcing an annual shareholder meeting scheduled for December 2, 2002. The purpose of the meeting will be to elect directors and approve a reverse split of the stock on a basis of one share for every 25 shares presently outstanding. Shares outstanding on the record date of October 9, 2002 were 24,550,070. Outstanding shares after the split will be approximately 980,700. Management believes that this capital restructuring will maximize our business opportunities going forward by making the Company more attractive as a target for a merger or reverse acquisition.

Item  6.    Exhibits  and  Reports  on  Form  8-K:

(a)     Exhibits
        None

(b)     Reports  on  Form  8-K
        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MW Medical, Inc.


DATED:    November 19, 2002           /s/Jan Wallace
                                     ____________________________________
                                     Jan Wallace, Chief Executive Officer

                                 CERTIFICATIONS

I, Jan Wallace, Chief Executive Officer of MW Medical, Inc. (the "Registrant"), certify that;

(1)  I  have  reviewed  this quarterly report on Form10-QSB of MW Medical, Inc.;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002          /s/ Jan Wallace
                                   ___________________________________
                                   Jan Wallace
                                   Chief Executive Officer

                                 CERTIFICATIONS

I, Grace Sim, Chief Financial Officer of MW Medical, Inc. (the "Registrant"), certify that;

(1)  I  have  reviewed  this quarterly report on Form10-QSB of MW Medical, Inc.;
(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;
(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):
     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and
(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   November 19, 2002          /s/ Grace Sim
                                   ___________________________________
                                   Grace Sim
                                   Chief Financial Officer