Form 10KSB
period 2002-12-31
MW MEDICAL INC
filed 2003-05-22
CIK 1059577

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  December  31,  2002
                                       -------------------

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

6929  E.  CHENEY  DR.
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

Check  whether  the  issuer  (l)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues  for  2002  were:  0

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of May 13, 2003 was: $224,724.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2002 is: 25,822,443 with 451 shareholders

Transitional  Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION  OF  BUSINESS

We were incorporated under the laws of the state of Nevada on December 4, 1997 as a subsidiary of Dynamic Associates, Inc. ("Dynamic")

We were in the business of manufacturing and selling our primary product, the MW 2000. We also were in the business of designing and developing microwave technologies for dermatological applications. Due to our financial condition and filing for bankruptcy, we wrote off our entire inventory and currently have no business activities.

CHAPTER  11  BANKRUPTCY  PETITION

On January 22, 2002, we filed a Petition for relief under Chapter 11 of the Bankruptcy Code. The Petition was filed in United States Bankruptcy Court, District of Arizona, In Re: MW MEDICAL, INC., a Nevada Corporation, Case No. 02-0108-90-PHX-RTB, and In Re: MICROWAVE MEDICAL CORPORATION, a California Corporation, Case No. 02-01298-PHX-GBN. The purpose of the bankruptcy was to protect the business from our creditors while we reorganized and tried to work out a plan to pay our debts.

A plan of reorganization was filed with the court, and amended on May 29, 2002. On October 23, 2002 we requested that the court approve the report, close the estate and enter a final decree. The final decree was approved on November 19, 2002 and the court closed the Petition for relief under Chapter 11 of the Bankruptcy Code.

The confirmed plan of reorganization included 7 classes of claims and interests. The first class of claims and interests were administrative expenses as defined in section 503 of the Bankruptcy Code. Administrative expenses consist of: (1) all claims arising under section 330 of the Bankruptcy Code, including reasonable compensation for actual and necessary services rendered by professional persons such as attorneys; (2) the costs and expense of the administration of the bankruptcy proceeding including, but not limited to, Bankruptcy Court Clerk fees or Court Reporter's fees which have not been paid and photocopying and postage expenditures; (3) any post-petition operating expense of the Company which are due and unpaid at the time of Confirmation; and
(4) the actual and necessary costs of preserving the Estate. The administrative expenses owed to our attorneys in the bankruptcy proceeding were paid by the issuance of 95% of the common stock of an affiliate company that was formed pursuant to the reorganization plan.

The second class of claims and interests were priority tax claims. Priority tax claims consist of all tax obligations of the company, if any, which are entitled to priority under section 507(a)(8) of the Bankruptcy code. There were no priority tax claims in the bankruptcy.

The third class of claims and interests were the priority wage claims of Dean Drummond, Grace Sim, and Tyler Brown. The priority wage claim of Dean Drummond was paid by the issuance of 95% of the common stock of MW Europe, a company that was formed pursuant to the reorganization plan. The priority wage claim of Grace Sim was paid by the issuance of 95% of the common stock of MW Asia, a company that was formed pursuant to the reorganization plan The priority wage claim of Tyler Brown was paid by the issuance of 95% of the common stock of MW South America, a company that was formed pursuant to the reorganization plan.

General unsecured claims consisted of the fourth class of claims and interests. General unsecured claims are all claims that do not otherwise fall into any other classification. Each of these claimants were offered one of two alternatives: (1) receive payment pro rata, from a fund of $10,000.00 to be advanced as an administrative loan by the secured creditor, Ms. Wallace; or (2) receive shares of the company on a pro rata basis from a pool of 4,500,000 shares of the company. Most creditors took the pro rata portion of the $10,000 as a settlement, with one creditor settling a disputed claim in the bankruptcy and will receive 1,305,000 shares.

The fifth class of claims and interests was the $50,000 unsecured portion of the Ms. Wallace's secured claim. As a result of the reorganization, Ms. Wallace received under this class 95% of the shares of our former subsidiary Microwave Medical Corporation and 95% of the shares of a new company formed in the reorganization, MW Fitness. In addition, Ms. Wallace was also required to satisfy the $10,000 administrative loan being made for the purpose of satisfying the class four claims set forth above.

The sixth class of claims and interests were the secured claims. Jan Wallace, our president and chief executive officer, was the only secured creditor. From November 2000 to the filing for bankruptcy, Ms. Jan Wallace had financed our operations in exchange for a promissory note and security interest in all of our assets. Ms. Wallace's claim was $1,189,939.70 of which $50,000 is the unsecured portion under the fifth class. As a result of the reorganization, Ms. Wallace received a new promissory note from the company in the amount of $1,139,939.70 to be payable on or before September 30, 2002On March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. In consideration, we have assigned and transferred all of our patents, trademarks, and other intellectual property to Ms. Wallace in exchange for the $326,897 reduction of the promissory note based on the former book value of these assets. A $375,000 portion of this revised note was converted into 74,000,000 shares on March 26, 2003, leaving a balance owing of $570,775.30.

The equity interests of the shareholders, other than Ms. Wallace, consisted of the seventh class of claims and interests. As a result of the reorganization, these shareholders retained their equity interests and also received on a pro rata basis 5% of the remaining shares of all the affiliates formed pursuant to the reorganization plan.

We are in the process of evaluating business opportunities for a reverse merger or to obtain financing that will allow creditors and shareholders to realize value not otherwise available to them at this time. We, however, can provide no assurance that we will be successful in completing a reverse merger or obtaining financing.

PRINCIPAL  PRODUCTS  AND  SERVICES

Prior to our filing for bankruptcy, we were engaged in the development of technologies relating to the use of microwave energy for medical applications. Due to our financial condition and filing for bankruptcy, we halted all research and development, wrote off our entire inventory and currently have no business activities.

EMPLOYEES

We have no employees as of the date of this report other than our President/Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Ms. Grace Sim.

PATENTS  AND  TRADEMARKS

We hold a patent entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal.


RESEARCH  AND  DEVELOPMENT  EXPENDITURES

Due to our financial condition and filing for bankruptcy, we have not incurred any research and development expenditures in the fiscal year ended December 31, 2002.

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

On January 22, 2002, we filed a Petition for relief under Chapter 11 of the Bankruptcy Code. The final decree was approved on November 19, 2002 and the court closed the Petition for relief under Chapter 11 of the Bankruptcy Code. We wrote off our entire inventory and currently have no business activities.

FUTURE  PLANS

We currently have no business activities. We will only be able to resume business operations if we can secure financing. Management is presently unaware of any reasonable prospects for financing. We are in the process of evaluating other business interests. We intend to proceed with an earlier filed proxy filing and conduct a proportionate reverse split of our issued outstanding common stock, as it currently reflects almost all of our authorized capital stock and thus until we do so we would not be able to issue new common stock for financing or enter into a reverse acquisition for a business opportunity.

ITEM 2.  DESCRIPTION  OF  PROPERTY

We have office space at 6929 E. Cheney Dr., Paradise Valley, AZ 85253. We pay no rent for this office space. The Company owns no real property.

ITEM 3.  LEGAL  PROCEEDINGS

Other than as follows, we are not a party to any material litigation and to our knowledge, no such proceedings are threatened or contemplated.

On January 22, 2002, we filed a petition for relief under Chapter 11 of the United States Bankruptcy Code. The petition was filed in the United States Bankruptcy Court, District of Arizona, under Case Number 02-01090-PHX-RTB for MW Medical Inc. and Case Number 02-01298-PHX-GBN for Microwave Medical Corp.

A plan of reorganization was filed with the court, and amended on May 29, 2002. On October 23, 2002 we requested that the court approve the report, close the bankruptcy and enter a final decree. The final decree was approved on November 19, 2002 by the court closing the Petition for relief under Chapter 11 of the Bankruptcy Code.

On February 25, 2003, MW Medical Corporation a/k/a Microwave Medical Corporation was named and served as a third-party defendant in an action in New York state court. The original complaint was filed by Arylnn Willis against Steven A. Victor, M.D. and Madison Avenue Dermatology Center. Our bankruptcy counsel believes that this complaint will be dismissed as to us due to the bankruptcy discharge.


ITEM 4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

No matters have been submitted to a vote of security holders through a solicitation of proxies or otherwise during the fourth quarter of the fiscal year ended December 31, 2002. We filed a Schedule 14A and called a shareholders meeting for December 2, 2002. As a result of insufficient votes, the meeting was cancelled and no vote was taken. We are planning on having a new shareholders meeting in the second or third quarter of 2003.

                                     PART II

ITEM 5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

MARKET  INFORMATION

The Company received approval for listing on the Frankfurt Stock Exchange on January 24, 2000 under the symbol MWMD.F. The Company has been listed in the U.S. on the NASD, Over the Counter, Bulletin Board (OTC BB) since April 1999 under the symbol MWMD.

The following table lists the high and low sales prices for our common stock during the two most recent fiscal years:


                                        HIGH           LOW
================================================================================
2001
First  Quarter                         $0.50          $0.11
Second  Quarter                        $0.35          $0.10
Third  Quarter                         $0.25          $0.06
Fourth  Quarter                        $0.10          $0.06
================================================================================
2002
First  Quarter                         $0.07          $0.03
Second  Quarter                        $0.03          $0.01
Third  Quarter                         $0.02          $0.01
Fourth  Quarter                        $0.02          $0.01
================================================================================


The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

HOLDERS  OF  OUR  COMMON  STOCK

As of the date of this annual report, we had four hundred fifty-one (451) registered shareholders.

RECENT  SALES  OF  REGISTERED  SECURITIES

The following is a list of equity securities we sold during the period covered by this report that were not registered under the Securities Act.

In 2002, as part of the re-organizational plan under the Bankruptcy Code, we will issue 1,305,000 shares of our common stock to Wizona Partnership.

DIVIDENDS

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6. MANAGEMENT'S DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AND PLAN OF OPERATIONS

We currently have no business activities. Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, the Company has been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing. We are in process of evaluating other business interests.

ASSETS

Our total assets as of December 31, 2002 were $937, compared to total assets in the amount of $356,137 on December 31, 2001. Our only asset is cash in the amount of $937. The significant decrease in total assets resulted from our write off of our inventory which was later transferred to Ms. Wallace, in order for us to repay a portion of our debt to her.

LIABILITIES  AND  STOCKHOLDERS  EQUITY

Our total liabilities as of December 31, 2002 were $1,164,265, compared to total liabilities in the amount of $1,368,355 as of December 31, 2001. Our total current liabilities consisted of: (a) $35,202 in accounts payable; (b) accrued expenses of $116,160; and (c) a note payable in the amount of $1,012,903. The decrease is total liabilities is due to the settlement of the creditor's claims under the approved reorganization plan in the Chapter 11 Bankruptcy. In addition, on March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. In consideration, we have assigned and transferred all of our patents, trademarks, and other intellectual property to Ms. Wallace in exchange for the $326,897 reduction of the promissory note based on the former book value of these assets. A $375,000 portion of this revised note was converted into 74,000,000 shares on March 26, 2003, leaving a balance owing of $570,775.30.


On December 31, 2002, we had a working capital deficit of $1,163,328, compared to a working capital deficit of $1,068,146 on December 31, 2001.


RESULTS  OF  OPERATIONS

Due to our financial condition and the filing of bankruptcy, we had no business operations for the fiscal year ended December 31, 2002. Therefore, we had no revenue for the fiscal year ended December 31, 2002, compared to gross sales of $339,910 in the prior year.

Our operating expenses were $584,386 for the fiscal year ended December 31, 2002, compared to operating expenses of $3,195,351 in the prior year. Our general and administrative expenses were $541,466 and all of these expenditures were incurred in connection with the bankruptcy.

We incurred a net loss of $164,160 for the fiscal year ended December 31, 2002, compared to a net loss of $3,915,196 in the prior year. The decrease in our net loss is attributable to ceasing operations due to our bankruptcy filing.

LIQUIDITY  AND  CAPITAL  RESOURCES

On December 31, 2002 we had cash in the amount of $937, compared to $209 in cash on December 31, 2001. We wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Therefore, our only asset is cash.

Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, the Company has been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing.

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

ITEM 7.  FINANCIAL  STATEMENTS

Index  to  Financial  Statements:

1.   Auditors'  Report;

2. Audited Financial Statements for the year ended December 31, 2002, including:

     a.   Consolidated  Balance  Sheets  as  at  December  31,  2002  and  2001;

     b. Consolidated Statements of Operations for the years ended December 31, 2002 and 2001;

     c. Consolidated Statements of Cash Flows for the years ended December 31, 2002 and 2001;

     d. Consolidated Statements of Stockholders' Equity for the two years ended December 31, 2002;

     e.   Notes  to  Financial  Statements.

                               Smith & Company
             A Professional Corporation pf Certified Public Accountants

                          INDEPENDENT  AUDITOR'S  REPORT



Board  of  Directors
MW  Medical,  Inc.

We have audited the accompanying consolidated balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity(deficit) and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States.

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

/s/  Smith  &  Company
CERTIFIED  PUBLIC  ACCOUNTANTS


Salt  Lake  City,  Utah
May  15,  2003


        10 West 100 South, Suite 700 * Salt Lake City, Utah 84101-1554
           telephone:  (801) 575-8297 * Facsimile:  (801) 575-8306
                    e-mail: smithcocpa@earthlink.net
     Members:  American Institute of Certified Public Accountants
           Utah Association of Certified Public Accountants

                                MW Medical, Inc.
                           CONSOLIDATED BALANCE SHEET
                                  December 31,




                                                          2002
                                                          ----
              ASSETS


CURRENT ASSETS
    Cash                                           $           937
                                                   ----------------

      Total current assets                                     937
                                                   ================
  LIABILITIES AND STOCKHOLDERSDEFICIT

  CURRENT LIABILITIES
    Accounts payable                                        35,202
    Accrued expenses                                       116,160
    Note payable - related party                         1,012,903
                                                   ----------------

      Total current liabilities                          1,164,265

  STOCKHOLDERS' DEFICIT
    Common stock $.001 par value;
      authorized - 100,000,000
      shares issued and outstanding -  25,822,443           25,822
    Additional paid-in-capital                          13,699,602
    Note receivable - related party
    Accumulated deficit                                (14,888,752)
                                                   ----------------

      Total stockholders' deficit                       (1,163,328)
                                                   ----------------

                                                   $           937
                                                   ================



     The  accompanying  notes  are  an  integral  part  of  these  statements.


                                MW Medical, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                             Year ended December 31,



                                                        2002          2001
                                                    ------------  ------------
Sales, net                                          $         -   $   339,910
Cost of sales                                                 -       193,155
                                                    ------------  ------------
                                                              -       146,755

General and administrative expenses                     541,466       808,080
Bad Debt                                                      -        22,988
Depreciation and amortization                            42,920       141,103
Research and development                                      -       258,660
Loss on inventory                                             -     1,814,678
Loss on discontinuance of R&D equipment                       -       149,842
                                                    ------------  ------------

          Total operating expenses                      584,386     3,195,351
                                                    ------------  ------------

          Net operating loss                           (584,386)   (3,048,596)

Interest expense                                        (68,884)     (866,600)
                                                    ------------  ------------

          Loss before extraordinary item               (653,270)   (3,915,196)



Extraordinary Item
    Bankruptcy settlement Agreement                     489,110             -
                                                    ------------  ------------

          NET LOSS                                  $  (164,160)  $(3,915,196)
                                                    ============  ============

Net loss per weighted average share
    Operations                                      $     (0.03)  $     (0.17)
    Extraordinary Item                              $      0.02   $         -
                                                    ------------  ------------
                                                    $     (0.01)  $     (0.17)
                                                    ============  ============
  Weighted average number of common shares used to
    compute net loss per weighted average share      25,417,443    22,555,457
                                                    ============  ============
     The  accompanying  notes  are  an  integral  part  of  these  statements.




                                MW Medical, Inc.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY(DEFICIT)
                        Two years ended December 31, 2002




                                                                                                Note
                                                                                   Addi-        receivable
                                                                Common Stock       tional       From
                                                              ------------------   paid-in      former
                                                        Shares       Amount        capital      parent
                                                        --------------------------------------------------
  BALANCE, December 31, 2000                            21,292,443   $    21,292   $12,818,583  $(150,000)

  Issuance of common stock, net of issuance costs          700,000           700        99,300
  Write off of Note receivable from former parent                                     (150,000)   150,000
  Shares issued in connection with convertible note      1,800,000         1,800       276,009
  Beneficial conversion feature in convertible note(s)                                 539,191
  Settlement of payable to shareholder                      25,000            25         5,474
  Convertible note converted to equity                     700,000           700        99,300
  Net Income/<loss>
                                                        --------------------------------------------------
  BALANCE, December 31, 2001                            24,517,443        24,517    13,687,857          -

  Stock issued for bankruptcy settlement                 1,305,000         1,305        11,745          -
  Net loss
                                                        --------------------------------------------------
  BALANCE December 31, 2002                             25,822,443   $    25,822   $13,699,602  $       -
                                                        ==================================================


                                                               Total
                                                   Accu-       stock-
                                                   mulated     holders'
                                                   deficit     equity
                                                   ---------------------------
  BALANCE, December 31, 2000                       $(10,809,396) $ 1,880,479

  Issuance of common stock, net of issuance costs                    100,000
  Write off of Note receivable from former parent                          -
  Shares issued in connection with convertible note                  277,809
  Beneficial conversion feature in convertible note(s)               539,191
  Settlement of payable to shareholder                                 5,499
  Convertible note converted to equity                               100,000
  Net Income/<loss>                                  (3,915,196)  (3,915,196)
                                                   ---------------------------

  BALANCE, December 31, 2001                        (14,724,592)  (1,012,218)

  Stock issued for bankruptcy settlement                              13,050
  Net loss                                             (164,160)    (164,160)
                                                   ---------------------------
  BALANCE December 31, 2002                        $(14,888,752) $(1,163,328)
                                                   ===========================


     The  accompanying  notes  are  an  integral  part  of  these  statements.

                                MW Medical, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             Year ended December 31,




                                                                            2002         2001
                                                                         ------------------------
  Cash flows from operating activities
    Net Loss                                                             $(164,160)  $(3,915,196)
    Adjustments to reconcile net loss to cash used in
      operating activities:
        Depreciation and amortization                                       42,920       141,103
        Banruptcy debt cancellation                                       (489,110)            -
        Book value of donated assets                                        13,007             -
        Writedown of Inventory and R&D fixed assets                              -     1,964,520
        Beneficial Conversion feature related to notes payable                   -       539,191
        Consulting expenses paid in stock                                        -         5,499
        Shares issued in connection with converible notes payable                -       277,809
        Changes in assets and liabilities
          Increase in accounts receivable                                        -        51,629
          Increase in inventories                                                -       343,073
          Decrease (increase) in prepaid expenses and other receivables          -        17,164
          Increase (decrease) in accounts payable and accrued expenses    (108,911)       46,721
                                                                         ------------------------
            Net cash used in operating activities                         (706,254)     (528,487)
                                                                         ----------  ------------




         The accompanying notes are an integral part of this statement.

                                MW Medical, Inc.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                             Year ended December 31,

                                                          2002      2001
                                                       -------------------
     Cash  flows  from  financing  activities

Proceeds from loans                                    $707,032  $418,871
    Sale of common stock                                      -   100,000
                                                       -------------------

      Net cash provided by financing activities         707,032   518,871
                                                       -------------------
     (Decrease) increase in cash and cash equivalents       778    (9,616)
  Cash and cash equivalents at beginning of period          209     9,825
                                                       -------------------

  Cash and cash equivalents at end of period           $    987  $    209
                                                       ===================

  Supplemental information
    Cash paid for interest                                    0  $      -
    Cash paid for income taxes                                0  $  2,400




Supplemental  Information:

During 2002, $10,000 cash and 1,305,000 shares of common stock with a value of $13,050 were given to settle liabilities in the amount of $512,160.

The Company wrote off a receivable, $150,000 from its former parent as uncollectible, in 2001.

The Company's CEO converted $100,000 of a note payable to her to equity in November 2001.


         The accompanying notes are an integral part of this statement.

                                MW Medical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Description  of  Business
-------------------------

MW Medical, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 4, 1997. The Company previously produced and distributed medical devices utilizing the Company's proprietary microwave technology. Through its subsidiary, Microwave Medical Corporation ("MMC"), the Company was engaged in the development of technology relating to the use of microwave energy for medical applications. In 2002, MMC closed down its operations in California and combined its development with its parent, MW Medical.

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiaries, MMC and MMC's German based subsidiary, Microwave Medical ("GmbH"), which was formed in late 1997. All significant intercompany balances have been eliminated in consolidation. Effective December 31, 2002, MW shareholders obtained 5% of MMC and Jan Wallace received 95% of MMC to settle claims.

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

                                MW Medical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

Inventory
---------

The  Company  has  sold  its  whole  inventory  to  its  only  secured creditor.

Research  and  Development  Costs
---------------------------------

Research and development costs are generally charged to operations as incurred. Research and development costs that have an alternative future use are capitalized. The total amount of research and development costs capitalized were $0 and $0 for the year ended December 31, 2002 and 2001, repectively.


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



Net  Loss  per  Share
---------------------

                                MW Medical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

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

The Company has not been able to meet its current obligations and has therefore filed for Chapter 11 bankruptcy protection in January 2002. Chapter 11 bankruptcy protection was finalized and closed in November 2002. The Company has reduced staffing to key personnel, specifically corporate officers necessary to complete bankruptcy proceedings and identify potential merger or buyer targets. All officers are voluntarily participating in a salary deferral program until additional funding is secured. The Company will continue to pursue all opportunities to possibly be acquired or merged with another entity. However, there can be no assurance that the Company will be able to complete any contemplated alliance, merger or sale transaction within the required time frame.

NOTE  C  -  RELATED  PARTY  TRANSACTIONS

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

The Company borrowed monies from Ms. Jan Wallace, President and Chief Executive Officer of the Company under a promissory note and loan agreement. The total amount of funds outstanding

                                MW Medical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

as of December 31, 2002 was $1,012,903. The note accrues interest at 10% per annum and matured in March 2001. The Company is currently in default on this note.

On March 15, 2003, the Company entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. In consideration, the Company has assigned and transferred all of our patents, trademarks, and other intellectual property to Ms. Wallace in exchange for the $326,897 reduction of the promissory note based on the former book value of these assets. A $375,000 portion of this revised note was converted into 74,000,000 shares on March 26, 2003, leaving a balance owing of $570,775.30.

As part of the re-organization Plan, under the bankruptcy processing, in settlement of accrued payables due to Officers and former officers of the Company, the Company created three new entities; MW Europe, MW Asia and MW Fitness. MW Medical shareholders at the time of the initial bankruptcy filing, retained 5% ownership of these entities. The remaining 95% were assigned to the respective creditors. Ms. Sim, the Company's CFO was owed $174,568 in unpaid salary and reimbursable business expenses. Under the Plan, Ms. Sim voted to acquire one of these entities.

Accrued expenses include approximately $116,160 that is owed to Ms. Sim, the Company's CFO. The accrued expenses relate primarily to salary and reimbursable business expenses.

NOTE  D  -  STOCKHOLDERS'  EQUITY  AND  CONVERTIBLE  DEBENTURES

In July 2001, the Company offered and sold 1,400,000 shares of common stock and 1,400,000 warrants through a private placement memorandum dated July, 2001, at a price of $0.1429 per share. Proceeds, net of issuance costs, were $200,000.

NOTE E - STOCK OPTIONSIn March 1999, the Company authorized 2,500,000 shares of its common stock to be utilized in an incentive compensation program. The Company granted 0 and 0 options for the year ended December 31, 2002 and 2001, respectively. The stock options vest and become exercisable as follows: 50% at the date of grant and 50% one year from the date of grant. The stock options were granted at the market value of the Company's common stock or higher on the date of grant. The bankruptcy cancelled the options.

At December 31, 2002, there were 0 additional common stock shares available for grant under the Plan.

A  summary  of  the  activity  related  to  this  plan  is  as  follows:


                                         Weighted average
                                         exercise price     Options
                                         ----------------------------
  Balance  at  December  31,  2000          $0.70          1,895,000

                                MW Medical, Inc.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001

  Options  granted                          $0.00                  0
  Options forfeited                         $0.30         (1,050,000)
                                         ----------------------------


     Balance  at  December  31,  2001       $0.60            845,000
                                                           ==========


The  following  information applies to options outstanding at December 31, 2001:

                        Options outstanding          Options exercisable
                     ------------------------------  -------------------
                                        Wtd. avg.        Wtd. avg.                 Wtd. avg.
                     Number             remaining        exercise    Number        exercise
                     outstanding        life (years)     price       exercisable   price
                     ------------------------------------------------------------------------
Exercise  price

$0.30 - $3.00        845,000            .30              $0.60       845,000        $0.60
                     =====================================================================


The Company recognized compensation cost of $0 under the Plan for the year ended December 31, 2002. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:


Net loss                     As reported          $   (164,160)
                             Pro forma            $   (304,798)

Basic  loss  per  share      As  reported         $       (0.01)
                             Pro  forma           $       (0.01)

These  proforma  numbers  may  not be representative of future disclosures.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 3 years and volatility of 86%. There were no new grants of stock options for the year ended December 31,2002.

NOTE  F  -  INCOME  TAXES

No provision for income taxes has been recorded as the Company has incurred net operating losses from the commencement of operations through December 31, 2002. At December 31, 2002, the Company has net operating loss carryforwards available to offset future taxable income for federal income tax purposes of approximately $10,168,000, such carryforwards expire in various years through 2022. The Company also has $10,168,000 of net operating loss carryforwards available to offset future state taxable income that expires in various years through 2006. Deferred tax assets total approximately $3,457,000 and include the effects of these net operating loss carryforwards as well as certain expenses that are reported for financial statement and income tax purposes in different periods. The Company has provided a valuation allowance to offset all net deferred tax assets due to the uncertainty of realization.

NOTE  G  -  COMMITMENTS  AND  CONTINGENCIES

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


NOTE  H  -  SUBSEQUENT  EVENT

In 2003, the Company intends to hold an annual meeting of shareholders where it will seek approval for a 1 share for 500 shares reverse stock split. Had the proposal been approved prior to December 31, 2002, outstanding shares at December 31, 2002 would have been approximately 51,645.



NOTE  I  -  LOSS  PER  SHARE

Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2002 and 2001:


                                        2002                     2001
Net  loss  available  to  common

stockholder                       $   (164,160)               (3,915,196)
Weighted  average  shares:
Outstanding  all  year              25,417,443                21,292,443


Outstanding  39.2%  of  year                 0                 1,263,014


Wt.  Avg.  Number  of  common  shares  used  to
Compute  net  loss  per
Weighted  average  share            25,417,443                22,555,457

Basic  income  (loss)  per  share
               (based  on  weighted
                average  shares)
                                  $       (.01)           $         (.17)

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

                                    PART III

ITEM 9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


The following are the names of our officers and directors, their present positions, and some brief information about their background.

Name               Age          Offices  Held
----               ---          -------------

JAN  WALLACE        47          Director,  President,  Chief Executive Officer
GRACE  SIM          42          Chief  Financial  Officer

JAN WALLACE is our president, chief executive officer and one of our directors since our inception in December 1997. Ms. Wallace resigned as president and chief executive officer effective October 1, 1998 but was then re-appointed on July 9, 1999 after the resignation of then president and chief executive officer, Paul Banko. Ms. Wallace was employed by Dynamic Associates Inc. from April 1995 to June 2001. During this time period, she was elected to the board of directors and accepted the position of chief operating officer. Ms. Wallace was previously vice president of Active Systems, Inc. a Canadian company specializing in SGML Software, an ISO standard, in Ottawa, Ontario for the period from 1993 to 1994. Before that, she was president and owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in sales and marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

GRACE SIM is the Chief Financial Officer since June 2001. She was the Secretary / Treasurer and Director of MW Medical from its inception in December 1997 to July 2000. She was also Secretary/Treasurer and Director of Dynamic Associates from 1997 to 1999. Ms Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. Between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Ontario, Canada.

TERMS  OF  OFFICE

Our directors are appointed for one (1) year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.


SIGNIFICANT  EMPLOYEES

We have no significant employees other than our executive officers and directors.

SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

--------------------------------------------------------------------------------
                                     Number      Transactions    Known Failures
                                     of  Late    Not  Timely     To File a
Name  and  principal position        Reports     Reported        Required Form
--------------------------------------------------------------------------------
Jan  Wallace,  Director,
President,  CEO                         0            0                0
--------------------------------------------------------------------------------
Grace  Sim,  Chief  Financial
Officer                                 0            0                0
--------------------------------------------------------------------------------


*We do not know whether reports have been filed by any other beneficial owners as required by Section 16(a) of the Exchange Act during the period covered by this report.

ITEM 10.  EXECUTIVE  COMPENSATION

The following table summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended December 31, 2001 and the fiscal year ended December 31, 2002.


                        Annual Compensation Table

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------

                                          Other                            All
                                          Annual                           Other
                                          Com-                             Com-
                                          pen-   Restricted                pen-
                                          sa-    Stock  Options/   LTIP    sa-
Name       Title     Year Salary    Bonus tion   Awarded SARs (#)payouts($)tion
----       -----     ---- --------  ----- ------ ------- ------- --------- ----
Jan
Wallace   President, 2002 $219,450*  0     0        0      0        0        0
           CEO &
           Director
                     2001 $212,850   0     0        0      0        0        0

Grace Sim   C.F.O.   2002 $116,160*  0     0        0      0        0        0
                     2001 $80,853    0     0        0      0        0        0

     * Ms. Wallace has elected to defer her salary of $219,450 because the company did not have the funds to pay her salary at that time. Ms. Sim has also elected to defer her salary of $116,160 because the company did not have the funds to pay her salary at that time. There has been no other compensation paid for either officer in 2002.

STOCK  OPTION  GRANTS

The stock option plan did not survive the bankruptcy and all options previously issued have been cancelled.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
     AND  MANAGEMENT

The following table provides, the beneficial ownership of MW's common stock by each person known by MW to beneficially own more than 5% of MW's common stock outstanding as of December 31, 2002 and by the officers and directors of MW as a group. Except as otherwise indicated, all shares are owned directly.




                  Name and address              Amount of              Percent
Title of class    of beneficial owner           Beneficial ownership   of class*
--------------------------------------------------------------------------------
Common Stock      VMR and Associated Companies
                  AM Kronberger Hang 5
                  D-65824 Schwalbach
                  Germany                          2,397,087              9.28%

The Company knows of no other person who is the beneficial owner of more than five percent of our common stock.

MANAGEMENT

Common  Stock     Jan  Wallace
                  (Chairman)
                  P.O.  BOX  5383,
                  Scottsdale,  AZ  85261           3,300,000             12.7%

Common  Stock     Grace  Sim
                  (CFO)
                  P.O.  Box  5383
                  Scottsdale,  AZ  85261              50,000              0.19%

Common  Stock     All  Officers  and  Directors
                  as  a  Group  (2  persons)       3,350,000             12.9%


* Based on 25,822,443 shares of common stock outstanding as of December 31, 2002.

ITEM 12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

None of the following parties has, in the past three years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than noted in this section:

     -    Any  of  our  directors  or  officers;
     -    Any  person  proposed  as  a  nominee  for  election  as  a  director;
     - Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;
     -    Any  of  our  promoters;
     - Any relative or spouse of any of the foregoing persons who has the same house as such person.

Ms. Wallace has been the sole source of cash financing for us since our last private placement in September 2000. In that time, Ms. Wallace has loaned us in excess of one million dollars and has obtained a security interest in all our assets. Subsequent to the reported year, Ms. Wallace has foreclosed on this security interest and acquired ownership of our assets. We continue to owe Ms. Wallace a substantial amount which we are currently unable to pay.

Ms. Wallace and Ms. Sim have deferred their entire salaries for the past three fiscal years as we did not have enough funds to pay them.

                                     PART IV


ITEM 13.  EXHIBITS,  FINANCIAL  STATEMENTS,  SCHEDULES  AND  REPORTS ON FORM 8-K

EXHIBITS  REQUIRED  BY  ITEM  601  OF  FORM  8-K



    EXHIBIT
    NUMBER                            DESCRIPTION OF EXHIBIT
--------------------------------------------------------------------------------
  99.1 and 99.2          Certifications  of  Chief  Executive  Officer and Chief
                         Financial  Officer  pursuant  to  pursuant to 18 U.S.C.
                         Section 1350, as adopted pursuant to Section 906 of the
                         Sarbanes-Oxley  Act  of  2002  (1)
================================================================================

     (1)  Filed  as  an  Exhibit  to  this  Annual  Report  on  Form  10-KSB

================================================================================

REPORTS  ON  FORM  8-K


    DATE OF FILING FORM  8-K               DESCRIPTION  OF  FORM  8-K
--------------------------------------------------------------------------------
     January  11,  2002            Board  of  Directors  approved  management's
                                   recommendation to file for bankruptcy and the Company also announced the resignations of the following members of the Board of
                                   Directors: Jack Friedland, Nigel Parker, Neil
                                   Marcus,  and  Elliot  Smith.


ITEM 14.  CONTROLS  AND  PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Ms. Grace Sim. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW  MEDICAL,  INC.



By:     /s/  Jan  Wallace
       ------------------------------


     Jan  Wallace
       President,  Chief  Executive  Officer  and
       Director
       Date:  May  19,  2003


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:     /s/  Jan  Wallace
      ------------------------------
      Jan  Wallace
      President,  Chief  Executive  Officer  and
      Director
      Date:  May  19,  2003



By:     /s/  Grace  Sim
       ------------------------------
      Grace  Sim
      Chief  Financial  Officer
      Date:  May  19,  2003

                                  CERTIFICATION

I, Jan Wallace, Chief Executive Officer of MW Medical, Inc. (the "Registrant"), certify that;

     (1)  I have reviewed this annual report on Form 10-KSB of MW Medical, Inc.;


     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

     (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  19,  2003              /s/  Jan  Wallace
                                   ----------------------------------
                                   (Signature)

                                   PRESIDENT  AND  CHIEF  EXECUTIVE  OFFICER

                                  CERTIFICATION

I, Grace Sim, Chief Financial Officer of MW Medical, Inc. (the "Registrant"), certify that;

     (1)  I  have reviewed this annual report on Form10-KSB of MW Medical, Inc.;

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

     (4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     (6) The Registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May  19,  2003                  /s/  Grace Sim
                                     ------------------------
                                   (Signature)

                                   CHIEF  FINANCIAL  OFFICER