Form 10QSB
period 2003-03-31
MW MEDICAL INC
filed 2003-06-03
CIK 1059577

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  March  31,  2003

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

                                 (480) 951-4366
                                 --------------

                 Issuer's telephone number, including area code


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days  [  X  ]  Yes    [  ]  No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 99,822,443 Shares of Common Stock outstanding as of May 22, 2003.

Transitional  Small  Business Disclosure Format (Check one): Yes [   ] No [ X  ]

                         PART I - FINANCIAL INFORMATION

Item  1.      Financial  Statements.

BASIS  OF  PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.


                     MW MEDICAL, INC.
                CONSOLIDATED BALANCE SHEET



                                  (Unaudited)            (Audited)
                                   March 31,            December 31,
                                     2003                  2002
                                   ---------------------------------
CURRENT ASSETS
  Cash                             $        907   $             937
  Accounts Receivable
  Inventory                                                       -
                                   ---------------------------------

  Other current assets

          Total current assets              907                 937

                                   $        907                 937
                                   =================================



            LIABILITIES AND STOCKHOLDERSDEFICIT

CURRENT LIABILITIES
  Accounts payable                 $     50,715   $          35,202
  Accrued expenses                       13,915             116,160
  Note payable - related party          803,285           1,012,903
                                   ---------------------------------


          Total current liabilities     867,915           1,164,265

COMMITMENTS AND CONTINGENCIES                 -

STOCKHOLDERS (DEFICIT)
  Common stock $.001 par value;
   authorized - 100,000,000
   shares issued and outstanding,
   99,822,443 and                        99,822              25,822
    25,822,443 at 3-31-03 and
    12-31-02 respectively
  Additional paid-in capital         14,421,633          13,699,602
  Note receivable from former parent
  Accumulated deficit               (15,388,463)        (14,888,752)
                                   ---------------------------------



        Total stockholders deficit     (867,008)         (1,163,328)
                                   ---------------------------------


                                   $        907                 937
                                   =================================







                           MW MEDICAL, INC.
               CONSOLIDATED STATEMENT OF OPERATIONS
                            (UNAUDITED)

                                                    Three months ended March 31,
                                                    -----------------------------
                                                         2003          2002
                                                    -----------------------------
Sales, net                                          $            -   $         -
Cost of sales                                                    -             -
                                                                     ------------
                                                                 -             -

General and administrative expenses                         99,092       117,007
Depreciation and amortization                                    -         9,677
Research and development                                         -         1,000
                                                    -----------------------------

            Total operating expenses                        99,092       127,684
                                                    -----------------------------
            Net operating loss                             (99,092)     (127,684)
                                                    -----------------------------

Interest expense                                          (400,619)      (15,542)
                                                    ------------------------------
                                                          (400,619)      (15,542)
                                                                     ------------
  Loss from continuing operations
     before income taxes                                  (499,711)     (143,226)
  Income tax expense                                                           -
                                                    -----------------------------


            NET LOSS                                $     (499,711)  $  (143,226)
                                                    =============================

  Net loss per weighted average share               $       (0.017)  $     (0.01)
                                                    =============================

  Weighted average number of common shares used to
    compute net loss per weighted average share         29,933,544    24,517,443
                                                    =============================

                          MW MEDICAL, INC.
             CONSOLIDATED STATEMENT OF CASH FLOWS.


                                    For the Three Months ended March 31,
                                          2003          2002
                                    ------------------------------------

Cash flows from operating activities
    Net Loss                        $    (499,711)  $ (143,226)
    Adjustments to reconcile net
      loss to cash used in
      operating activities:
        Depreciation and amortization            -       9,677
        Deferred salaries                   83,490      88,037
        Interest expense                   400,619      15,542
        Changes in assets and liabilities
          Increase in accounts receivable
          Decrease (increase) in inventories
          Decrease (increase) in restricted
           cash                                              -
          Decrease (increase) in prepaid
          expenses and other receivables
          Increase in accounts payable
           and accrued expenses             15,513      14,339
          Increase in deposits                               -
                                    ---------------------------


            Net cash used in
            operating activities               (89)    (15,631)
                                    ---------------------------


  Cash flows used in investing activities
    Purchase of equipment                                                                         -

                                    For the Three Months ended March 31,
                                          2003          2002
                                    ------------------------------------
  Cash flows from financing activities
    Proceeds from line of credit                             -
    Proceeds from loans                         59      15,550

       Net cash provided by
        financing activities                    59      15,550
                                    ---------------------------

      (Decrease) increase in cash
       and cash equivalents                    -30         (81)

  Cash and cash equivalents at
   beginning of period                         937         209
                                    ---------------------------

  Cash and cash equivalents
   at end of period                            907   $     128
                                    ===========================

  Supplemental information
    Cash paid for interest          $            -   $       -
    Cash paid for income taxes                   -           -

Supplemental  Disclosure
     During the quarter ended March 31, 2003, an officer forgave $46,031 of fees due to her. This cancellation has been recorded as a capital contribution. Also, an officer received 74,000,000 shares of common stock at $0.005 per share to reduce loans to her by $375,000. Interest expense of $375,000 was also recorded in this transaction since the stock was issued at less than market value.

                               MW Medical, Inc.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2003 (Unaudited)


NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Basis  of  presentation
-----------------------

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The unaudited consolidated financial statements and notes should, therefore, be read in conjunction with the financial statements and notes thereto in the Annual Report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the entire fiscal year 2003.


NOTE  B  -  REALIZATION  OF  ASSETS

The Company was in the business of manufacturing and selling our primary product, the MW 2000. It was also in the business of designing and developing microwave technologies for dermatological applications. Due to our financial condition and filing for bankruptcy, it has written off our entire inventory and currently has no business activities.

The  Company  had  been  suffering recurring losses from operations for the past three years and was unable to continue in its present state and filed for bankruptcy protection in January 2002. In November 2002, the courts approved the plan of reorganization and the bankruptcy was closed.

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

                                MW Medical, Inc.

                           March 31, 2003 (Unaudited)


NOTE  B  -  REALIZATION  OF  ASSETS  -  Continued



The Company is in the process of evaluating business opportunities for a reverse merger or to obtain financing that will allow creditors and shareholders to realize value not otherwise available to them at this time. We, however, can provide no assurance that we will be successful in completing a reverse merger or obtaining financing.

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

Settlement  of  Secured  Claim

The sixth class of claims and interests in the bankruptcy were the secured claims and therefore not discharged. Jan Wallace, our president and chief executive officer, was the only secured creditor. From November 2000 to the filing for bankruptcy, Ms. Jan Wallace had financed our operations in exchange for a promissory note and security interest in all of our assets. Ms. Wallace's claim approved in the bankruptcy was $1,189,939.70 of which $50,000 was considered unsecured and placed under a different class. As a result of the reorganization, Ms. Wallace received a new promissory note from the company in the amount of $1,139,939.70 to be payable on or before September 30, 2002.

As we were unable to pay this amount when due, or after, we entered into a loan agreement with Ms. Wallace that restructured this debt. In accordance with this agreement, dated March 15, 2003, Ms. Wallace agreed to provide further financial support for a period of up to 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30. This new note extended our payment due date to June 15, 2003. In consideration, we assigned and transferred all of our patents, trademarks, and other intellectual property to Ms. Wallace in exchange for the $326,897 reduction of the promissory note based on the former book value of these assets prior to their write off at year end 2002. In addition, a $375,000 portion of this revised note was converted into 74,000,000 shares on March 26, 2003, leaving a balance owing of $570,775.30. This exchange was consistent with the bankruptcy order which recognized Ms.

Wallace's security interest in the assets transferred and allowed for a conversion of the debt into our common stock at a price of one half of the then current market price.

Following this, Ms. Wallace entered into negotiations with the Pacific Commercial Group, LLC whereby it was contemplated that the Pacific Commercial Group would be assigned the promissory note and stock. The deal was never consummated.

Reverse  Stock  Split

Currently our operations are at a standstill and we wrote off our entire inventory. In addition, we have issued a total of 99,822,443 out of 100,000,000 authorized common shares and are therefore unable to issue additional shares without increasing the authorized shares or reducing the total issued shares through a reverse stock split. Management has determined that it must seek additional funding or other business relationships such as a merger or reverse acquisition in order to proceed with an active business operation. While no such relationships or funding have been identified as of yet, management believes that the currently large number of issued and outstanding shares will effect the consummation of any such relationship and that a smaller number of issued and outstanding shares will assist in management's attracting of funding sources and merger partners on terms that will be more beneficial to us.

We filed a Schedule 14A and called a shareholders meeting for December 2, 2002, in part, to seek shareholder approval for a reverse split on a basis of one share for every 25 presently outstanding. As a result of insufficient votes, the meeting was cancelled and no approval was obtained.

The board is now proposing that the Company's common stock undergo a reverse split on a basis of one share for every 500 shares presently outstanding in order to make the corporation more attractive as a target for a merger or reverse acquisition and to allow the company to offer its stock to investors. Shareholder approval of this reverse stock split will effectively reduce the number of shares held by each shareholder as well as the total number of shares outstanding. The percentage of outstanding shares owned by each shareholder prior to the proposed split will remain the same. We have filed a new preliminary Schedule 14A in contemplation of this reverse split, and are planning on having a new shareholders meeting in the second or third quarter of 2003 to decide this action.

Plan  of  Operations

We currently have no business activities. Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, we have been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing. We are in process of evaluating other business interests.

Assets

Our total assets as of March 31, 2003 were $907, compared to total assets in the amount of $937 on December 31, 2002. Our only asset is cash in the amount of $907.

Liabilities  And  Stockholders  Equity

Our total liabilities as of March 31, 2003 were $872 ,915, compared to total liabilities in the amount of $1,164,265 as of December 31, 2002. Our total current liabilities consisted of: (a)$867,915 in accounts payable; (b) accrued expenses of $13,915; and (c) notes payable in the amount of $803,285. The decrease in total liabilities is due to the settlement of the creditor's claims under the approved reorganization plan in the Chapter 11 Bankruptcy. In addition, on March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. The balance owing on this promissory note is $570,775.30.

On March 31, 2003, we had a working capital deficit of $867,008, compared to a working capital deficit of $1,163,328 on December 31, 2002.

Results  of  Operations

Due to our financial condition and the filing of bankruptcy, we had no business operations in the three month period ended March 31, 2003. Therefore, we had no revenue for the three month period ended March 31, 2003.

Our operating expenses were $99,092 for the three month period ended March 31, 2003, compared to operating expenses of $127,684 for the same three month period in the prior year. Our only operating expense in the three month period ended March 31, 2003 consisted of only general and administrative expenses. We did incur $400,619 in interest expense in the three month period ended March 31, 2003, compared to interest expense of 15,542 for the same three month period of the prior year.

We incurred a net loss of $499,711 for the three month period ended March 31, 2003, compared to a net loss of $143,226 for the same three month period in the prior year.

Liquidity  and  Capital  Resources

On March 31, 2003 we had cash in the amount of $907, compared to $937 in cash on December 31, 2002. We wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Therefore, our only asset is cash.

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


Item  2.     Changes  in  Securities  and  Use  of  Proceeds:

In Exchange for a reduction of $375,000 and the issuance of a revised note, on March 26, 2003 we issued 74,000,000 shares to our President and sole director, Jan Wallace. This exchange was consistent with the bankruptcy order which recognized Ms. Wallace's security interest in all of our assets and allowed for a conversion of her debt into our common stock at a price of one half of the then current market price.

Item  3.          Defaults  Upon  Senior  Securities:

Up through the settlement of the secured promissory note held by our President and sole director, Ms. Jan Wallace, we were in default on our obligation to repay her $1,189,939.70 as required under our plan of reorganization in bankruptcy.

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders:

We scheduled a meeting of shareholders in January of this year, but a vote was not taken due to an inadequate number of shares available to vote on the matters submitted.


Item  5.          Other  Information:

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

EXHIBITS  REQUIRED  BY  ITEM  601  OF  REGULATION  SB


Exhibit Number     Description of Exhibit
--------------------------------------------------------------------------------
2.1                Bankruptcy  Order  Confirming  Debtor's  First Amended Joint
                   Plan  of  Reorganization

99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
--------------------------------------------------------------------------------

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

--------------------------------------------------------------------------------


REPORTS  ON  FORM  8-K

On March 31, 2003, we filed a Form 8-K to disclose a settlement agreement entered into with Ms. Jan Wallace. This agreement, in part, facilitated the transfer of our patents, trademarks and other intellectual property, inventory, equipment and other property in exchange for Ms. Wallace reducing the amount of debt due to Ms. Wallace. In addition, the Form 8-K also disclosed that we entered into a settlement agreement with our CEO and CFO, Jan Wallace and Grace Sim for payment of unpaid wages.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         MW  Medical,  Inc.


DATED:    May  29,  2003
                          /s/ Jan  Wallace
                         ____________________________________
                         Jan  Wallace,  Chief  Executive  Officer

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





Date:   May  29,  2003          /s/ Jan  Wallace
                                ___________________________________
                                Jan  Wallace
                                Chief  Executive  Officer

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




Date:   May  29,  2003          /s/ Grace  Sim
                                ___________________________________
                                Grace  Sim
                                Chief  Financial  Officer