Form 10QSB
period 2003-06-30
MW MEDICAL INC
filed 2003-08-13
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 2003

[  ]            Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period from _______________ to _________________

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
(Address of principal executive offices)

(480) 941-3875

Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,822,443 Shares of Common Stock outstanding as of June 30, 2003.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2003, are not necessarily indicative of the results that can be expected for the year ending December 31, 2003.

Balance Sheets as of June 30, 2003 (unaudited) and December 31, 2002

	(Unaudited)	(Audited)
	June 30,	December 31,
	2003	2002

CURRENT ASSETS
Cash	$115	$937
Accounts Receivable		-
Inventory
Other current assets

Total current assets	115	937

INVENTORY, long-term

PROPERTY AND EQUIPMENT, net of allowance	-
for depreciation of $336,948 and $317,544
OTHER RECEIVABLES, net		-

	$115	$937

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$72,261	$35,202
Accrued expenses	97,405	116,160
Note payable - related party	831,169	1,012,903

Total current liabilities	1,000,835	1,164,265

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ (DEFICIT)
Common stock $.001 par value; authorized - 100,000,000
shares issued and outstanding, 99,822,443 and 25,822,443
at 6-30-2003 and 12-31-2002	99,822	25,822
Additional paid-in capital	14,421,633	13,699,602
Accumulated deficit	(15,522,175)	(14,888,752)

Total stockholders’ (deficit)	(1,000,720)	(1,163,328)

	$115	$937

F-1

Statements of Operations three and six months ended June 30, 2003 and three and six months ended June 30, 2002 (unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Sales, net	-	$0	$-	$-
Cost of sales	-	-	-	-

	-	-	-	-

General and administrative expenses	113,388	109,901	212,480	226,907
Depreciation and amortization		9,677		19,354
Research and development				1,000

Total operating expenses	113,388	119,578	212,480	247,261

Net operating loss	(113,388)	(119,578)	(212,480)	(247,261)

Interest income	-	-
Interest income (expense)	(20,324)	(18,049)	(420,943)	(33,591)

	(20,324)	(18,049)	(420,943)	(33,591)

Loss from continuing operations
before income taxes	(133,712)	(137,627)	(633,423)	(280,852)
Income tax expense	-	-	-	-

NET LOSS	(133,712)	(137,627)	(633,423)	(280,852)

Net loss per weighted average share	$0.00	($0.01)	($0.01)	($0.01)

Weighted average number of common shares used to
compute net loss per weighted average share	99,822,443	24,517,443	65,071,062	24,517,443

F-2

Statement of Cash Flows - six months ended June 30, 2003 and 2002 (unaudited)

	Six months ended June 30
	2003	2002

Cash flows from operating activities
Net Loss	$(633,423)	$(280,852)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization	-	19,354
Deferred Salaries	166,980	171,630
Expenses paid in stock
Interest expense	420,943	33,591
Changes in assets and liabilities
Increase in accounts receivable
Decrease (increase) in inventories
Decrease (increase) in restricted cash	-	-
Decrease (increase) in prepaid expenses and other receivables
Increase in accounts payable and accrued expenses	37,059	24,536
Increase in deposits	-	-
Decrease in income taxes payable	-	-

Net cash used in operating activities	(8,441)	(31,741)

Cash flows used in investing activities
Purchase of equipment	-	-

MW Medical, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(Unaudited)

Six months ended June 30,
	2002	2002

Cash flows from financing activities
Capital contribution from former parent	-	-
Proceeds from convertible debenture offering	-	-
Proceeds from line of credit	-	-
Proceeds from loans	7,619	31,750
Payments on loans	-	-
Proceeds from the exercise of stock options	-	-
Sale of common stock	-	-

Net cash provided by financing activities	7,619	31,750

(Decrease) increase in cash and cash equivalents	(822)	9

Cash and cash equivalents at beginning of period	937	209

Cash and cash equivalents at end of period	$115	$218

Supplemental information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

F-3

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The board is now proposing that the Company's common stock undergo a reverse split on a basis of one share for every 500 shares presently outstanding in order to make the corporation more attractive as a target for a merger or reverse acquisition and to allow the company to offer its stock to investors. Shareholder approval of this reverse stock split will effectively reduce the number of shares held by each shareholder as well as the total number of shares outstanding. The percentage of outstanding shares owned by each shareholder prior to the proposed split will remain the same. We are planning to file a new amended preliminary Schedule 14A in contemplation of this reverse split in order to have a new shareholders meeting in the third or fourth quarter of 2003 to decide this action.

Plan of Operations

We currently have no business activities. Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, we have been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing. We are in the process of evaluating other business interests.

Assets

Our total assets as of June 30, 2003 were $115, compared to total assets in the amount of $937 on

December 31, 2002. Our only asset is cash in the amount of $115.

Liabilities And Stockholders Equity

Our total liabilities as of June 30, 2003 were $1,000,835, compared to total liabilities in the amount of $1,164,265 as of December 31, 2002. Our total current liabilities consisted of: (a) $72,261 in accounts payable; (b) accrued expenses of $97,405; and (c) notes payable in the amount of $831,169. The decrease in total liabilities is due to the settlement of the creditor's claims under the approved reorganization plan in the Chapter 11 Bankruptcy. In addition, on March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. The company is negotiating with Ms. Wallace to extend the due date of the note. The balance owing on this promissory note is $570,775.30.

On June 30, 2003, we had a working capital deficit of $1,000,720, compared to a working capital deficit of $1,163,328 on December 31, 2002.

Results of Operations

Due to our financial condition and the filing of bankruptcy, we had no business operations in the three month period ended June 30, 2003. Therefore, we had no revenue for the three month period ended June 30, 2003.

Our operating expenses were $113,388 for the three month period ended June 30, 2003, compared to operating expenses of $119,578 for the same three month period in the prior year. Our only operating expense in the three month period ended June 30, 2003 consisted of only general and administrative expenses. We did incur $20,324 in interest expense in the three month period ended June 30, 2003, compared to interest expense of 18,049 for the same three month period of the prior year.

We incurred a net loss of $113,712 for the three month period ended June 30, 2003, compared to a net loss of $137,627 for the same three month period in the prior year.

Liquidity and Capital Resources

On June 30, 2003 we had cash in the amount of $115, compared to $937 in cash on December 31, 2002. We wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Therefore, our only asset is cash.

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

ITEM 3.     CONTROLS AND PROCEDURES.
As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace and Chief Financial Officer, Ms. Grace Sim. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On February 25, 2003, MW Medical Corporation a/k/a Microwave Medical Corporation ("Debtor") was named and served as a third-party defendant in an action in New York state court. The original complaint was filed by Arylnn Willis against Steven A. Victor, M.D. and Madison Avenue Dermatology Center ("Third Party Plaintiff").

In May 2003, Debtor entered into a stipulation with Third Party Plaintiff. Under the terms of the stipulation, the automatic stay has been lifted thereby allowing the Third Party Plaintiff to commence the New York state court action and proceed against the Debtor's insurer only to the extent coverage exists.

Item 2.     Changes in Securities and Use of Proceeds:

We did not complete any sales of our securities in the quarter ended June 30, 2003.

Item 3.   Defaults Upon Senior Securities:

Up through the settlement of the secured promissory note held by our President and sole director, Ms. Jan Wallace, we were in default on our obligation to repay her as required under our plan of reorganization in bankruptcy. On March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. At the present time, we have not repaid Ms. Wallace. The company is negotiating with Ms. Wallace to extend the due date of the note. The balance owing on this promissory note is $570,775.30.

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
31.1 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (1)

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)    Filed as an Exhibit to this Quarterly Report on Form 10-QSB

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003. We have not filed any Current Reports on Form 8-K since June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.

DATED:     August 7, 2003
/s/  Jan Wallace_____________________
            Jan Wallace, Chief Executive Officer

