Form 10KSB
period 2003-12-31
MW MEDICAL INC
filed 2004-04-13
CIK 1059577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] For the transition period from _________________ to __________________

Commission file number: 000-32843

MW Medical Inc.
(Exact name of Registrant as specified in its charter)

                             Nevada                                86-0907471
(State or other jurisdiction of incorporation or organization)                                                              (I.R.S. Employer Identification No.)

6929 E. Cheney
Paradise Valley, Arizona 85253
(Address of principal executive offices)

(480) 941-3875
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:      None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock
(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  X           No _____

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer’s revenues for its most recent fiscal year:     $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.
$244,724 as of March 31, 2004

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
99,822,434 Common Shares as of March 31, 2004

TABLE OF CONTENTS

                                                Page
PART I
ITEM 1: DESCRIPTION OF BUSINESS                            3
ITEM 2: DESCRIPTION OF PROPERTY                                                                                                                     5
ITEM 3: LEGAL PROCEEDINGS                                                                                                                                 5
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                    5

PART II
ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS
AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                                               6
ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                                    8
ITEM 7: FINANCIAL STATEMENTS                                                                                                                        10
ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES                                                                                                                                     11
ITEM 8A: CONTROLS AND PROCEDURES                                                                                          11

PART III
ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                        11
ITEM 10: EXECUTIVE COMPENSATION                                                                                                                14
ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS                                                                                                           15
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                            16
ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K                                                                                               17
ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES                                                                               17

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

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

On January 22, 2002, we filed a Petition for relief under Chapter 11 of the Bankruptcy Code. The final decree was approved on November 19, 2002 and the court closed the Petition for relief under Chapter 11 of the Bankruptcy Code. Following the bankruptcy, we wrote off our entire inventory and currently have no business activities. We are seeking to secure financing so that we will be able to restart our operations.

Market for Our Products and Services

Prior to our filing for bankruptcy, we were engaged in the development of technologies relating to the use of microwave energy for medical applications. Due to our financial condition and filing for bankruptcy, we halted all research and development, wrote off our entire inventory and currently have no business activities.

Reverse Stock Split

Currently our operations are at a standstill and we wrote off our entire inventory. In addition, we have issued a total of 99,822,434 out of 100,000,000 authorized common shares and are therefore unable to issue additional shares without increasing the authorized shares or reducing the total issued shares through a reverse stock split. Management has determined that it must seek additional funding or other business relationships such as a merger or reverse acquisition in order to proceed with an active business operation. While no such relationships, understandings, or funding have been identified as of yet, management believes that the currently large number of issued and outstanding shares will effect the consummation of any such relationship and that a smaller number of issued and outstanding shares will assist in management's attracting of funding sources and merger partners on terms that will be more beneficial to us. Management has indicated that there are no plans to take the company private.

We filed a Schedule 14A and called a shareholders meeting for December 2, 2002, in part, to seek shareholder approval for a reverse split on a basis of one share for every 25 presently outstanding. As a result of insufficient votes, the meeting was cancelled and no approval was obtained.

The board is now proposing that the Company's common stock undergo a reverse split on a basis of one share for every 500 shares presently outstanding in order to make the corporation more attractive as a target for a merger or reverse acquisition and to allow the company to offer its stock to investors. Shareholder approval of this reverse stock split will effectively reduce the number of shares held by each shareholder as well as the total number of shares outstanding. The percentage of outstanding shares owned by each shareholder prior to the proposed split will remain the same. We are planning to file a new amended preliminary Schedule 14A in contemplation of this reverse split in order to have a new shareholders meeting in the second quarter of 2004 to decide this action.

Loan Agreement and Assignment of Assets with Ms. Wallace, Our CEO

From November 2000 to our filing for bankruptcy, Ms. Wallace had financed our operations in exchange for a promissory note and security interest in all of our assets. When we filed for bankruptcy Ms. Wallace's claim was $1,189,939.70 of which $50,000 was unsecured. As a result of the reorganization, Ms. Wallace received a new promissory note from the company in the amount of $1,139,939.70 to be payable on or before September 30, 2002 in settlement of her secured claim. We were in default on our obligation to repay Ms. Wallace as required in our plan of reorganization in bankruptcy. As a result, on March 15, 2003 we entered into a loan agreement and assignment of assets with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. In consideration, we assigned and transferred all of our patents, trademarks, and other intellectual property to Ms. Wallace in exchange for the $326,897 reduction of the promissory note based on the former book value of these assets. Also under this agreement, we granted Ms. Wallace the right to convert all or any portion of the note or further amounts loaned by Ms. Wallace under this agreement to equity as the same price as may be available to any investors participating in a private placement during the term of the note. In the event that we do not conduct a private placement during the term of the note, Ms. Wallace was further granted the right to covert the note into common stock at 50% of the then existing market price of the stock or $0.20 per share, whichever is lower. Currently, Ms. Wallace has not exercised her right to convert the note into equity.

A $375,000 portion of this revised note was converted into 74,000,000 shares on March 26, 2003, leaving a balance owing of $570,775.30. At the present time, we have not repaid Ms. Wallace and we are negotiating with Ms. Wallace to extend the due date on the note.

Patent License Agreement and Lease of Equipment

On March 15, 2003 we entered into an agreement with Ms. Wallace, our CEO, where we assigned, transferred, and conveyed all of our patents, trademarks and other intellectual property, our inventory, and our equipment in consideration for continued financial support and a partial release of debt owed to Ms. Wallace. On December 15, 2003, we reacquired from Ms. Wallace licensing rights to the United States Patent entitled "Method and Apparatus for Treating Subcutaneous Histological Features." In exchange, we agreed to pay Ms. Wallace $25,000 upon our first sale of any good or service utilizing the patent rights licensed to us, $100,000 due within 30 days of the first anniversary of such sale, and $125,000 within the second and third anniversary of such sale.

Also on December 15, 2003, we entered into a lease of equipment to reacquire the equipment assigned, transferred, and conveyed to Ms. Wallace. Under the terms of this lease, Ms. Wallace agreed to lease the equipment to us until December 31, 2004 in exchange for a leasing fee of $2,500 due on December 31, 2004. The lease also provides that the equipment may not be subleased by us without the prior written consent of Ms. Wallace.

Our management believes that the agreements entered into above will enable us to restart our operations if we are able to secure additional funding.

Employees

We have no employees as of the date of this report other than our President/Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Ms. Grace Sim.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

On December 15, 2003, Ms. Wallace licensed to us the rights to the United States Patent entitled "Method and Apparatus for Treating Subcutaneous Histological Features." We do not own, legally or beneficially, any patent or trademark.

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 6929 E. Cheney, Paradise Valley, Arizona, 85253. Our phone number at that address is (480) 941-3875.

Research and Development

We did not incur any research and development expenditures for the fiscal years ended December 31, 2002 or 2003.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

ITEM 2: DESCRIPTION OF PROPERTY

Currently, we do not own any real estate. We have office space at 6929 E. Cheney Dr., Paradise Valley, AZ 85253. We pay no rent for this office space.

ITEM 3: LEGAL PROCEEDINGS

Other than as follows, we are not a party to any material litigation and to our knowledge, no such proceedings are threatened or contemplated.

On February 25, 2003, MW Medical Corporation a/k/a Microwave Medical Corporation ("MW") was named and served as a third-party defendant in an action in New York state court. The original complaint was filed by Arylnn Willis against Steven A. Victor, M.D. and Madison Avenue Dermatology Center ("Third Party Plaintiff").

In May 2003, MW entered into a stipulation with Third Party Plaintiff. Under the terms of the stipulation, the Third Party Plaintiff agreed to commence the New York state court action and proceed only against the MW’s insurer only to the extent coverage exists. The case continues to be pending.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We scheduled a meeting of shareholders in January 2003. As a result of insufficient votes, the meeting was cancelled and no shareholder approval was obtained on any matter. We are planning on having a new shareholders meeting in the second quarter of 2004.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers ("NASD"). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol "MWMD."

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.02	0.00
June 30, 2003	0.01	0.00
September 30, 2003	0.01	0.00
December 31, 2003	0.04	0.00

Fiscal Year Ending December 31, 2002
Quarter Ended	High $	Low $
March 31, 2002	0.07	0.03
June 30, 2002	0.03	0.01
September 30, 2002	0.02	0.01
December 31, 2002	0.02	0.01

On March 31, 2004 the last bid price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $0.01.

PENNY STOCK

Until our shares qualify for inclusion in the Nasdaq system, the public trading, if any, of our common stock will be on the OTC Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of March 31, 2004, there were 454 holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

                    1.     we would not be able to pay our debts as they become due in the usual course of business; or

                    2.     our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

Stock Option Grants

To date, we have not granted any stock options.

Recent Sales of Unregistered Securities

We have not completed any unregistered sales of our securities during the reporting period.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," "prospects," or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions generally and the retail pharmaceutical market specifically, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

Plan of Operation

Our plan of operations is to rekindle our business operations in order to exploit the patent that was licensed to us as well as the equipment that was leased to us for the delivery of microwave energy in medical applications. We currently have no business activities and unless we can secure financing, we will not be able to restart our operations. With the economic downturn, we have been unable to raise additional capital from outside sources. We are planning to seek funding through an equity financing. However, we have issued a total of 99,822,434 out of 100,000,000 authorized common shares and are therefore unable to issue additional shares without increasing the authorized shares or reducing the total issued shares through a reverse stock split. Management has, therefore, determined that it will reduce the total issued shares through a reverse stock split in order to secure additional funding to restart our operations or seek other business relationships. At the present time, no such relationships, understandings, or funding have been identified. We are planning on seeking shareholder approval for a reverse split on a basis of one share for every 500 presently outstanding. Following a successful reverse split of our common stock, management will attempt to obtain additional financing so that we will be able to restart our operations and exploit the patent entitled "Method and Apparatus for Treating Subcutaneous Histological Features" for the application of microwave energy to treat spider veins and for use in hair removal.

We currently have forecasted the expenditure of approximately $25,000 during the next twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934. As of December 31, 2003, we had cash in the amount of $48.

We do not anticipate purchasing any real property or significant equipment during the next twelve months. We do not expect any changes in our number of employees. We have not forecasted any research and development over the next twelve months.

The discussion that follows only includes the financial results for the fiscal year ended December 31, 2003. Given that we have not had any business activities during the last two fiscal years, management believes that it would not be of any value to compare the financial results in the fiscal year ended December 31, 2003 to the year ended December 31, 2002.

Assets

Our total assets as of December 31, 2003 were $48. Our only asset is cash in the amount of $48.

Liabilities And Stockholders Equity

Our total liabilities as of December 31, 2003 were $1,222,085. Our total current liabilities consisted of: (a) $74,727 in accounts payable; (b) accrued expenses of $264,385; and (c) notes payable in the amount of $882,973.

On December 31, 2003, we had a working capital deficit of $1,222,037.

Results of Operations

Due to our financial condition and the previous filing of bankruptcy, we had no business operations for the fiscal year ended December 31, 2003. Therefore, we had no revenue for the fiscal year ended December 31, 2003.

Our operating expenses were $390,751 for the fiscal year ended December 31, 2003. All of our operating expenses in the year ended December 31, 2003 were attributable to our general and administrative expenses.

We incurred a net loss of $854,740 for the fiscal year ended December 31, 2003.

Liquidity and Capital Resources

On December 31, 2003 we had cash in the amount of $48. We previously wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Therefore, our only asset is cash.

Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, the Company has been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing.

Off Balance Sheet Arrangements

As of December 31, 2003, there were no off balance sheet arrangements.

Going Concern

Our independent auditors have stated in their Auditor’s Report included in the Form 10-KSB that the Company has incurred operating losses, accumulated deficit, and negative cash flow from operations. As of December 31, 2003, we had an accumulated deficit of $15,743,492.

These factors, among others, raise substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should we be unable to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

ITEM 7         Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-2        Independent Auditor’s Report

Audited Financial Statements:

F-3        Balance Sheet – December 31, 2003

F-4        Consolidated Statements of Operations - Years Ended December 31, 2002 and December 31, 2003

F-5        Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss - Years Ended December 31, 2002 and
                                       December 31, 2003

F-6        Consolidated Statements of Cash Flows - Years Ended December 31, 2002 and December 31, 2003

F-7        Notes to Consolidated Financial Statements

Smith & Company

A Professional Corporation of Certified Public Accountants

                                               INDEPENDENT AUDITORS’ REPORT

Board of Directors
MW Medical, Inc.

We have audited the accompanying balance sheet of MW Medical, Inc. (a Nevada corporation) as of December 31, 2003 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MW Medical, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has cash flow constraints, an accumulated deficit, and suffered recurring losses from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Smith & Company
CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 31, 2004

4764 South 900 East, Suite 1 • Salt Lake City, Utah 84117
Telephone: (801) 281-4700 • Facsimile: (801) 281-4701
E-mail: smithcocpa@earthlink.net
Members: American Institute of Certified Public Accountants • Utah Association of Certified Public Accountants

F2

MW Medical, Inc.
BALANCE SHEET
31-Dec-03

2003
ASSETS

CURRENT ASSETS
Cash	48

Total current assets	48

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	74,727
Accrued expenses	264,385
Notes payable - related parties	882,973

Total current liabilities	1,222,085

STOCKHOLDERS’ DEFICIT
Common stock $.001 par value; authorized - 100,000,000 shares
Issued and outstanding, 99,822,434 shares	99,822
at 12-31-2003
Additional paid-in-capital	14,421,633
Accumulated deficit	(15,743,492)

Total stockholders’ deficit	(1,222,037)

48

                                                                          The accompanying notes are an integral part of these statements.

F3

MW Medical, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,
	2003	2002

General and administrative expenses	390,751	541,466
Bad Debt	-	-
Depreciation and amortization		42,920

Total operating expenses	390,751	584,386

Net operating loss	(390,751)	(584,386)

Interest expense	(463,989)	(68,884)

Loss before extraordinary item	(854,740)	(653,270)

Extraordinary Item
Bankruptcy settlement Agreement	-	489,110

NET LOSS	(854,740)	(164,160)

Net loss per weighted average share
Operations	(0.01)	(0.03)
Extraordinary Item		0.02

	(0.01)	(0.01)

Weighted average number of common shares used to
compute net loss per weighted average share	82,589,557	25,417,434

                                                                        The accompanying notes are an integral part of these statements.

F4

MW Medical, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ (DEFICIT)
Two years ended December 31, 2003

Additional Total
Common stock paid-in Accumulated stockholders'
Shares Amount capital deficit (deficit )

BALANCE, December 31, 2001	24,517,434	24,517	13,687,857	(14,724,592)	(1,012,218)

Stock issued for bankruptcy settlement	1,305,000	1,305	11,745		13,050
Net loss				(164,160)	(164,160)

BALANCE December 31, 2002	25,822,434	25,822	13,699,602	(14,888,752)	(1,163,328)

Stock issued to reduce debt	74,000,000	74,000	722,031		796,031
Net Loss				(854,740)	(854,740)

BALANCE December 31, 2003	99,822,434	99,822	14,421,633	(15,743,492)	(1,222,037)

                                                                         The accompanying notes are an integral part of these statements.

F5

MW Medical, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,
	2003	2002
Cash flows from operating activities
Net Loss	(854,740)	(164,160)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization		42,920
Banruptcy debt cancellation		(489,110)
Book value of donated assets		13,007
Deferred Salaries	333,960	-
Interest expense	463,989	-
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	39,474	(108,911)

Net cash used in operating activities	(17,317)	(706,254)

Cash flows from financing activities
Proceeds from loans	16,378	707,032

Net cash provided by financing activities	16,378	707,032

(Decrease) increase in cash and cash equivalents	(939)	778

Cash and cash equivalents at beginning of period	987	209

Cash and cash equivalents at end of period	48	987

    Supplemental Information:
    During 2003, 74,000,000 shares of common stock were isued to settle liabilities of $796,031.
    During 2002, $10,000 cash and 1,305,000 shares of common stock with a value of
    $13,050 were given to settle liabilities in the amount of $512,160.

                                                                        The accompanying notes are an integral part of these statements.

F6

MW Medical, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2003 and 2002

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business
___________________

MW Medical, Inc. ("the Company") was incorporated under the laws of the State of Nevada on December 4, 1997. The Company previously produced and distributed medical devices utilizing the Company's proprietary microwave technology. Through its subsidiary, Microwave Medical Corporation ("MMC"), the Company was engaged in the development of technology relating to the use of microwave energy for medical applications. In 2002, MMC closed down its operations in California and combined its development with its parent, MW Medical. In 2003, MW Medical sold all its inventory to reduce its debt to its largest creditor.

Principles of Consolidation
______________________

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

Revenue Recognition
__________________

Revenues are recognized upon acceptance of the product, provided the Company has met all significant obligations for performance, the purchaser's obligation is not contingent on any future performance and collectibility is probable.

Inventory
________

The Company has sold its whole inventory to its only secured creditor.

Research and Development Costs
_____________________________

The company no longer devotes any funds to research and development.

Estimates
_________

The Company's management has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the year to prepare

F7

these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

Depreciation and Amortization
____________________________

Depreciation and amortization of property and equipment are computed principally using the straight-line and accelerated methods with useful lives ranging from 17 months to 5 years.

Income Taxes
______________

The Company accounts for income taxes under the asset and liability method. Deferred taxes and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which such taxable differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Net Loss per Share
__________________

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the periods presented. No diluted loss per share amounts are disclosed as their effect is antidilutive.

NOTE B - REALIZATION OF ASSETS

The Company has suffered recurring losses from operations. The Company currently does not have any assets. The Company has also been experiencing significant difficulties in raising additional capital and does not expect that any additional capital will be raised in the near future.

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

F8

note receivable from its former parent for $200,000 and had debt forgiven in the amount of $2.1 million. As of December 31, 2001, $150,000 of the note receivable was written off as uncollectible and is included as an offset to equity.

The Company borrowed monies from Ms. Jan Wallace, President and Chief Executive Officer of the Company under a promissory note and loan agreement. The total amount of funds outstanding as of December 31, 2003 was $780,849.

The note accrues interest at 10% per annum and matured in March 2001. The Company is currently in default on this note. She is also owed $172,425 in management fees at December 31, 2003.

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

NOTE D - STOCK OPTIONS
________________________

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

At December 31, 2003, there were 0 additional common stock shares available for grant under the Plan.

A summary of the activity related to this plan is as follows:

	Weighted average exercise price	Options
Balance at December 31, 2000	$0.70	1,895,000
Options granted	$0.00	0
Options forfeited	$0.30	(1,050,000)
Balance at December 31, 2001	$0.60	845,000

F9

The following information applies to options outstanding at December 31, 2001:

Options outstanding Exercise price	# Outstanding	Wtd. Avg. Remaining life (yrs)	Options exercisable Wtd. Ag exercise price	# Exercisable	Wtd. Avd. Exercise price
$0.30 - $3.00	845,000.30		$0.60	845,000	$0.60

The Company recognized compensation cost of $0 under the Plan for the year ended December 31, 2003. Had compensation cost for the Plan been determined based on the fair value of the options at the grant dates consistent with the method of SFAS No. 123, the Company's net loss and net loss per share would have been:

Net loss	As reported	$ (854,740)
	Pro forma	$ (909,516)
Basic loss per share	As reported	$ (0.01)
	Pro forma	$ (0.01)

These proforma numbers may not be representative of future disclosures. The fair value of each option grant is estimated on the date of grant using the Black-Scholes method with the following weighted-average assumptions used for grants in 2000: Risk-free interest rate of 6.50 percent, expected lives of 3 years and volatility of 86%. There were no new grants of stock options for the year ended December 31, 2002.

NOTE E - INCOME TAXES

No provision for income taxes has been recorded as the Company has incurred net operating losses from the commencement of operations through December 31, 2003. At December 31, 2003, the Company has net operating loss carry forwards available to offset future taxable income for federal income tax purposes of approximately $10,300,000, such carry forwards expire in various years through 2023. The Company also has $10,300,000 of net operating loss carry forwards available to offset future state taxable income that expires in various years through 2008. Deferred tax assets total approximately $3,502,000 and include the effects of these net operating loss carry forwards as well as certain expenses that are reported for financial statement and income tax purposes in different periods. The Company has provided a valuation allowance to offset all net deferred tax assets due to the uncertainty of realization.

NOTE F - COMMITMENTS AND CONTINGENCIES

The Company has no contingent liabilities at this time. They are occupying space provided by the Chief Executive Officer at no fee.

F10

NOTE G - 2004 EVENTS

An annual shareholders meeting will be held in 2004. The Company intends to ask approval for a reverse split in the amount of one share for every 500 currently outstanding. Had the proposal been approved prior to December 31, 2003, the outstanding shares at December 31, 2003 would have been approximately 199,645.

NOTE H - LOSS PER SHARE


Following is a reconciliation of the numerators of the basic and diluted income (loss) per share for the years ended December 31, 2003 and 2002:

                                                                                                                                                          2002                   2003
Net loss available to common stockholder	$ (854,740)	(164,160)
Weighted average shares: Outstanding all year	25,822,434	25,417,434
Outstanding 76.7% of year	56,767,123	0
Wt. Avg. Number of common shares used to Compute net loss per Weighted average share	82,589,557	25,417,434
Basic income (loss) per share (based on weighted average shares	$(.01)	$(.01)

F11

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any change of disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Ms. Jan Wallace, and the Company’s Chief Financial Officer, Ms. Grace Sim. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF  THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of March 30, 2004. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

Name	Age	Office(s) Held
Jan Wallace	48	President, Chief Executive Officer, Director
Grace Sim	43	Chief Financial Officer

Jan Wallace is our president, chief executive officer and one of our directors since our inception in December 1997. Ms. Wallace resigned as our president and chief executive officer effective October 1, 1998 but was then re-appointed on July 9, 1999 after the resignation of then president and chief executive officer, Paul Banko. Ms. Wallace was employed by Dynamic Associates Inc. from April 1995 to June 2001. During this time period, she was elected to the board of directors and accepted the position of chief operating officer. Ms. Wallace was previously vice president of Active Systems, Inc. a Canadian company specializing in SGML Software, an ISO standard, in Ottawa, Ontario for the period from 1993 to 1994. Before that, she was president and owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in sales and marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

Grace Sim has been our Chief Financial Officer since June 2001. She was our Secretary / Treasurer and Director of our inception in December 1997 to July 2000. She was also Secretary/Treasurer and Director of Dynamic Associates from 1997 to 1999. Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. Between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Ontario, Canada.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who beneficially owns more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jan Wallace, President, Chief Executive Officer, and Director	0	0	0
Grace Sim, Chief Financial Officer	0	0	0

Code of Ethics Disclosure Compliance

As of December 31, 2003, we have not adopted a Code of Ethics for Financial Executives, which include our Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to December 31, 2003, we have begun the process of designing a code of ethics which will be filed with the Security and Exchange Commission upon completion.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jan Wallace	President, CEO, and Director	2003 2002 2001	217,800 (1) 219,450 (2) 212,850	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Grace Sim	CFO	2003 2002 2001	116,160 (1) 116,160 (2) 80,853	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)  All 2003 compensation has been deferred to the company’s inability to pay it.
(2)                      Ms. Wallace elected to defer her salary of $219,450 for the year ended December 31, 2002 because the company did not have the funds to pay her salary at that time. Mr. Sim also elected to defer her salary of $116,160 for the year ended December 31, 2002 because the company did not have the funds to pay her salary at that time. There was no other compensation paid for either officer in 2002.

Incentive Stock Options

The stock option plan did not survive the bankruptcy and all options previously issued have been cancelled.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at March 31, 2004 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common	Jan Wallace 6929 E. Cheney Paradise Valley, Arizona 85253	77,300,000	77.4%
Common	Grace Sim 6929 E. Cheney Paradise Valley, Arizona 85253	50,000	0.0%
Total of all directors and executive officers		77,350,000	77.4%

The percent of class is based on 99,822,434 shares of common stock issued and outstanding as of March 31, 2004.

As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

Securities Authorized for Issuance Under Equity Compensation Plans

We currently do not have any equity compensation plans. As a result, we have no securities that are authorized for issuance under an equity compensation plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

Ms. Wallace has been the sole source of cash financing for us since our last private placement in September 2000. In that time, Ms. Wallace has loaned us in excess of one million dollars and has obtained a security interest in all our assets. During the fiscal year ended December 31, 2003, Ms. Wallace foreclosed on this security interest and acquired ownership of our assets. We continue to owe Ms. Wallace a substantial amount which we are currently unable to pay.

As part of the re-organization Plan, under the bankruptcy processing, in settlement of accrued payables due to Officers and former officers of the Company, we created three new entities; MW Europe, MW Asia and MW Fitness. MW Medical shareholders at the time of the initial bankruptcy filing retained 5% ownership of these entities. The remaining 95% were assigned to the respective creditors. Ms. Sim, the Company's CFO, was owed money in unpaid salary and reimbursable business expenses. Under the Plan, Ms. Sim acquired one of these entities.

On March 15, 2003 we entered into an agreement with Ms. Wallace, our CEO, where we assigned, transferred, and conveyed all of our patents, trademarks and other intellectual property, our inventory, and our equipment in consideration for continued financial support and a partial release of debt owed to Ms. Wallace. On December 15, 2003, we reacquired from Ms. Wallace licensing rights to the United States Patent entitled "Method and Apparatus for Treating Subcutaneous Histological Features." In exchange, we agreed to pay Ms. Wallace $25,000 upon our first sale of any good or service utilizing the patent rights licensed to us, $100,000 due within 30 days of the first anniversary of such sale, and $125,000 within the second and third anniversary of such sale.

Also on December 15, 2003, we entered into a lease of equipment to reacquire the equipment assigned, transferred, and conveyed to Ms. Wallace. Under the terms of this lease, Ms. Wallace agreed to lease the equipment to us until December 31, 2004 in exchange for a leasing fee of $2,500 due on December 31, 2004. The lease also provides that the equipment may not be subleased by us without the prior written consent of Ms. Wallace.

Ms. Wallace and Ms. Sim have deferred their entire salaries for the past three fiscal years as we did not have enough funds to pay them.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

    a.   Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation [1]
3.2	Bylaws [1]
10.1	Patent License Agreement
10.2	Lease of Equipment
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  Incorporated by reference from the registrant’s registration statement on Form 10-SB filed July 13, 1998.
    b.   Reports on Form 8-K

We have not filed a Current Report on Form 8-K during the last quarter of the fiscal year ended December 31, 2003 or in the time period subsequent to this reporting period.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2002 and 2003 were $12,500 and $14,500 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $2,000 and $1,000 for the fiscal years ended December 31, 2002 and 2003.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2002 and 2003 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MW Medical, Inc.

By:             /s/ Jan Wallace
Jan Wallace
President, Chief Executive Officer, & Director
Date: April 12, 2004

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:             /s/ Jan Wallace
                  Jan Wallace, President, Chief Executive Officer & Director

Date:     April 12, 2004

By:             /s/ Grace Sim
Grace Sim, Chief Financial Officer
Date:     April 12, 2004

