Form 10QSB
period 2004-03-31
MW MEDICAL INC
filed 2004-05-28
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended March 31, 2004

[ ]           Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ______________to_______________

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

(480) 368-5393

Issuer’s telephone number, including area code

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 99,822,434 Shares of Common Stock outstanding as of May 1, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

MW Medical, Inc.
Balance Sheet
March 31,

2004
ASSETS

CURRENT ASSETS
Cash	15

Total current assets	15

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	84,875
Accrued expenses	280,141
Notes payable - related parties	973,034

Total current liabilities	1,338,050

STOCKHOLDERS’ DEFICIT
Common stock $.001 par value; authorized - 100,000,000 shares
Issued and outstanding, 99,822,434 shares	99,822
at 12-31-2003
Additional paid-in-capital	14,421,633
Accumulated deficit	(15,859,490)

Total stockholders’ deficit	(1,338,035)

15

The accompanying notes are an integral part of these statements

F1

MW Medical, Inc.
Statements of Operations

For the Three Months ended March 31,
	2004	2003

General and administrative expenses	93,671	99,092

Total operating expenses	93,671	99,092

Net operating loss	(93,671)	(99,092)

Interest expense	(22,327)	(395,619)

	(22,327)	(395,619)

Loss from continuing operations
before income taxes	(115,998)	(494,711)
Income tax expense

NET LOSS	(115,998)	$(494,711)

Net loss per weighted average share	(0.001)	$(0.017)

Weighted average number of common shares used to
compute net loss per weighted average share	99,822,434	29,933,554

The accompanying notes are an integral part of these statements.

F2

MW Medical, Inc.
Statements of Cash Flows

For the Three Months ended March 31,
	2004	2003

Cash flows from operating activities
Net Loss	(115,998)	$(494,711)
Adjustments to reconcile net loss to cash used in
operating activities:
Depreciation and amortization		-
Deferred salaries	83,490	83,490
Interest expense	22,327	395,619
Changes in assets and liabilities
Increase in accounts payable and accrued expenses	10,148	15,513

Net cash used in operating activities	(33)	(89)

Cash flows from financing activities
Proceeds from line of credit
Proceeds from loans	0	59

Net cash provided by financing activities	0	59

(Decrease) increase in cash and cash equivalents	-33	-30

Cash and cash equivalents at beginning of period	48	937

Cash and cash equivalents at end of period	15	907

Supplemental information
Cash paid for interest
Cash paid for income taxes

The accompanying notes are an integral part of these statements.

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

Reverse Stock Split

Currently our operations are at a standstill and we wrote off our entire inventory last year. In addition, as of the end of the reporting period we had issued a total of 99,822,434 out of 100,000,000 authorized common shares and were therefore unable to issue additional shares without increasing the authorized shares or reducing the total issued shares through a reverse stock split. After the close of the reported quarter, we filed a Schedule 14A and called a shareholders meeting which was held on May 10, 2004. At this meeting, the shareholders approved a reverse stock split of our common stock on a basis of one new share for every 500 shares presently outstanding.

Need for financing, Name Change and Potential Acquisition

Management has determined that it must seek additional funding or other business relationships such as a merger or reverse acquisition in order to proceed with an active business operation. Recently, after the close of the reported quarter, management has been in negotiations to acquire a skin care company known as Davi Skin, Inc. While no agreement has been signed, management believes that an acquisition such as this under the right terms would be in the best interests of the company and is aggressively pursuing this and similar options. In this regard and in anticipation of being able to reach such an agreement shortly, the Company has processed a name change with the state of Nevada to Davi Skin, Inc.

Plan of Operations

We currently have no business activities. Unless we can secure financing, we will not be able to restart our operations. With the economic downturn, we have been unable to raise additional capital from outside sources and management is unaware of any reasonable prospects for financing. We are in the process of evaluating and negotiating the acquisition of a skin care company and hope to be able to enter into an agreement with this company shortly. Upon entering into the agreement, we expect to announce the terms and conditions in a follow up filing.

Assets

Our total assets as of March 31, 2004 were $15, compared to total assets in the amount of $48 on December 31, 2003. Our only asset is cash in the amount of $15.

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2004 were $1,338,050, compared to total liabilities in the amount of $1,222,085 as of December 31, 2003. Our total current liabilities consisted of: (a) $84,875 in accounts payable; (b) accrued expenses of $280,141; and (c) notes payable in the amount of $973,034. The notes payable consist of a promissory note issued pursuant to an agreement with Ms. Wallace discussed below, unpaid management fees owed to Ms. Wallace, and unpaid management fees owed to Grace Sim, our Chief Financial Officer.

On March 15, 2003, we entered into a loan agreement with Ms. Wallace. In accordance with this agreement, Ms. Wallace agreed to provide further financial support for a period of 90 days in an amount of no more than $50,000 and to accept a new promissory note for a reduced amount of $945,775.30, which extended the due date for payment to June 15, 2003. The company is continuing to negotiate with Ms. Wallace to extend the due date of the note. The balance owing on this promissory note is currently past due.

On March 31, 2004, we had a working capital deficit of $1,338,035, compared to a working capital deficit of $1,222,037 on December 31, 2003.

Results of Operations

Due to our financial condition and the filing of bankruptcy, we had no business operations in the three month period ended March 31, 2004. Therefore, we had no revenue for the three month period ended March 31, 2004.

Our operating expenses were $93,671 for the three month period ended March 31, 2004, compared to operating expenses of $99,092 for the same three month period in the prior year. Our operating expenses in the three month period ended March 31, 2004 consisted of only general and administrative expenses. We did incur $22,327 in interest expense in the three month period ended March 31, 2004, compared to interest expense of $395,619 for the same three month period of the prior year.

We incurred a net loss of $115,998 for the three month period ended March 31, 2004, compared to a net loss of $494,711 for the same three month period in the prior year.

Liquidity and Capital Resources

On March 31, 2004 we had cash in the amount of $15, compared to $48 in cash on December 31, 2003. We wrote off our inventory and assigned it to Ms. Wallace in 2003 to repay a portion of the secured debt owed to her. Therefore, our only asset is cash at this time.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace and Chief Financial Officer, Ms. Grace Sim. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

In May 2003, MW entered into a stipulation with Third Party Plaintiff. Under the terms of the stipulation, the automatic stay has been lifted thereby allowing the Third Party Plaintiff to commence the New York state court action and proceed against the MW's insurer only to the extent coverage exists.

Item 2.     Changes in Securities and Use of Proceeds:

We did not complete any sales of our securities in the quarter ended March 31, 2004.

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

Item 4.     Submission of Matters to a Vote of Security Holders:

No shareholder meetings were held in the reported quarter; however, following the close of the reported quarter, on May 10, 2004, a meeting of the shareholder was held in which the shareholders voted to approve a reverse split of the common stock on the basis of 500 to one and a name change of the company to Davi Skin, Inc.

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

REPORTS ON FORM 8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           MW Medical, Inc.

DATED:    May 25, 2004
                                                       /s/ Jan Wallace
                                                       Jan Wallace, Chief Executive Officer

