Form 10QSB
period 2004-06-30
DAVI SKIN, INC.
filed 2004-08-23
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended June 30, 2004

[ ]          Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

  For the transition period from________________to____________________

Commission File Number    001-14297

DAVI SKIN, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada                    86-0907471
(State or other jurisdiction of                                                                                                        (IRS Employer
incorporation)                                                                                                                               Identification No.)

301 North Canon Drive, Suite 328, Beverly Hills, CA 90210
(Address of principal executive offices)

(310) 205-9906
Issuer’s telephone number, including area code

MW Medical, Inc., 6929 E. Cheney, Paradise Valley, Arizona 85253 (310-368-5393)
(Former name, address and phone number since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,390,666 Shares of Common Stock outstanding as of August 10, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ X ]

1

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

2

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

Current assets
Cash	$89,297
Certificate of deposit	500,874

Total current assets	590,171

Fixed assets, net	19,752

Total assets	$609,923

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$17,889
Note payable to related party	200,000

Total current liabilities	217,889

Total liabilities	217,889

Commitments and contingencies	--

Stockholders' equity
Preferred stock; $.001 par value; 10,000,000 shares
authorized, and no shares issued and outstanding	--
Common stock; $.001 par value; 90,000,000 shares
authorized,10,390,667 shares issued and outstanding	10,391
Additional paid-in capital	565,724
Stock subscriptions receivable	(8,200
Accumulated deficit during development stage	(175,881)

Total stockholders' equity	392,034

Total liabilities and stockholders' equity	$609,923

                                                               See Accompanying Notes to Consolidated Financial Statements

F1

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

For the period from
March 21, 2004
For the three (Date of inception
months ended through
June 30, 2004 June 30, 2004

Revenues	$--	$--

Cost of revenues	--	--

Gross profit	--	--

Operating expenses
Depreciation	999	999
Selling general and administrative	175,756	175,756

Total operating expenses	176,755	176,755

Loss from operations	(176,755)	(176,755)

Other income
Interest income	874	874

	874	874

Loss before provision for income taxes	(175,881)	(175,881)
Provision for income taxes	--	--

Net loss	$(175,881)	$(175,881)

Basic loss per common share	$(0.02)	$(0.02)

Diluted loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common
shares outstanding	9,606,527	9,519,023

                                                                   See Accompanying Notes to Consolidated Financial Statements

F2

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 21, 2004 (DATE OF INCEPTION)
THROUGH JUNE 30, 2004
(UNAUDITED)

Cash flows from operating activities:
Net loss	$(175,881)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation	999
Stock based expense	2,567
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	17,889

Net cash used in operating activities	(154,426)

Cash flow from investing activities:
Cash outlay for certificate of deposit	(500,874)
Purchase of fixed assets	(20,751)

Net cash used in investing activities	(521,625)

Cash flows from financing activities:
Proceeds from issuance of common stock	765,348

Net cash provided by investing activities	765,348

Net change in cash	89,297

Cash, beginning of period	--

Cash, end of period	$89,297

 See Accompanying Notes to Consolidated Financial Statements

F3

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business – Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the "Company") is involved in the establishment and development of an all natural grape-based skin care line.

History –On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement ("Merger Transaction") with Davi Skin, Inc. ("Davi"), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,745,634 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the Merger Transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

Development stage company – The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

Going concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of approximately $176,000 since its inception and may require additional capital for its operational activties. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of fiscal year – The Company’s fiscal year end is December 31.

Use of estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition – Revenues are recognized when services are rendered and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

Fixed assets – Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

F4

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Fixed assets – (continued)

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fair value of financial instruments –Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes – The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of June 30, 2004, the Company has available net operating loss carryovers of approximately $173,000 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) – The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs – Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through June 30, 2004.

Stock-based compensation – The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through June 30, 2004, there were no stock options and/or warrants granted.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evauluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

F5

DAVI SKIN, INC. (FORMERLY MW MEDICAL, INC.)
(A DEVELOPMENT STAGE COMPANY)
JUNE 30, 2004
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

New accounting pronouncements – In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

2.   FIXED ASSETS.

Fixed assets consist of the following as of June 30, 2004:

Furniture and fixtures                   $   6,902
Computer equipment                                                                                                                                  13,849
                                                                                                                                                                  20,751
Less: accumulated depreciation                                                                                                                        999

Fixed assets, net                                                                                                                        $   19,752
                                                                                                                                                  ============

3.   CAPITAL STOCK TRANSACTIONS

Preferred stock – The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of June 30, 2004, there were no preferred shares issued or outstanding.

Common stock – The authorized common stock is 90,000,000 shares at $0.001 par value. On March 21, 2004, the Company issued 8,200,000 shares of its common stock to its founders at $0.001 per share in consideration for stock subscriptions receivable totaling $8,200. In April 2004, the Company issued 1,545,634 shares of its common stock to 55 individuals through a private placement memorandum at a weighted average cost of $0.50 per share in consideration of cash totaling $765,348.

As discussed in Note 1, the Company had completed the Merger Transaction on June 21, 2004. As a result, the outstanding common stock of the Company prior to the Merger Transaction totaling 645,033 shares has been accounted for as if such shares were issued since this transaction has been accounted as a quasi-reorganization or reverse-merger.

F6

Item 2.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Previously, we were in the business of manufacturing and selling the MW 2000. We also were in the business of designing and developing microwave technologies for dermatological applications. Due to our financial condition and our January 2002 Chapter 11 bankruptcy filing, we wrote off our entire inventory and effectively ceased active business activities.

Reverse Stock Split

On May 10, 2004, our shareholders met and approved a one for five hundred reverse stock split as proposed in our Schedule 14A filed April 28, 2004. Following the reverse stock split we had approximately 199,745 shares issued and outstanding. At that same meeting, the shareholders voted to change the name of the company to Davi Skin, Inc.

Merger with Davi Skin, Inc.

As previously reported, our management had determined that we needed to seek additional funding or other business relationships such as a merger or reverse acquisition in order to proceed with an active business operation. Therefore, during the quarter we pursued and on June 11, 2004, reached an agreement to merge with Davi Skin, Inc., an unrelated, privately-held Nevada corporation (the "Private Company"). The Agreement provided for our wholly owned subsidiary to merge into and with the Private Company, thereby making the Private Company our wholly owned subsidiary. The Agreement also provided that the 9,745,634 issued and outstanding shares of common stock of the Private Company would be exchanged for our newly issued common stock a one for one basis.

The Agreement further provided that our officers and directors, Jan Wallace and Grace Sim, would resign and that the board of the Private Company, consisting of Messrs. Medley, Mondavi and Levine would become the our new board. The merger closed on June 21, 2004. We filed a Schedule 14F reflecting the change in control on July 20, 2004.

The Private Company was founded by Carlo Mondavi in March of 2003 with his vision of creating an all-natural grape-based luxury skin care line. Planting techniques at select vineyards that are planned to be utilized exclusively by the Private Company, produce deeper vines with a lower yield of grapes per vine. After processing, these grapes yield exceptionally high concentrations of minerals, vitamins, and nutrients in a by-product of the wine making process called the pomace. Additionally, the uniquely long maceration process to which these grapes are subjected yields an extraordinary level of polyphenols. Polyphenols are the free radical scavengers that promote the development of collagen and elasticity in skin. Management believes that the use of this pomace will allow for the creation of skin crèmes that can visibly diminish fine lines and wrinkles, while slowing the natural aging process of the skin.

Consequently, as a result of the merger, our primary business is now the development, manufacture, distribution and sale of skin care products.

Plan of Operations

Our current plan of operations is to aggressively pursue our new business for the development, manufacture, distribution and sale of our proposed skin care products.

Assets

Our total assets as of June 30, 2004 were $609,923, compared to total assets in the amount of $15 on March 31, 2004. Our assets consist of cash in the amount of $590,171, and 19,752. The increase in assets is due to the acquisition of the private company and its cash reserves and fixed assets.

Liabilities and Stockholders Equity

Our total liabilities as of were, approximately $217,889 as of June 30, 2004, compared to total liabilities in the amount of $1,338,050 as of March 31, 2004. Our liabilities consisted of $17,889 in accounts payable and $200,000 in a note payable to a related party.

On June 10, 2004, we implemented the 500 for 1 reverse stock split as approved by vote of the shareholders at our annual meeting held May 10, 2004. Following the reverse split, Ms. Wallace held 154,600 of our then total outstanding 199,745 shares.  We then conducted a small private offering and raised $50,000 by selling 99,981 shares of our common stock under the private placement exemption provided by Rule 504 of the Securities Act of 1933.

On June 21, 2004, Ms. Wallace converted an additional $69,061.40 of the principal balance of her revised note into 345,306 shares of our common stock. She further cancelled unpaid principal in the amount of $301,719.90 and all accrued and unpaid interest, leaving a principal balance owing as of June 21, 2004 of $200,000. The reduced note is now due and payable December 31, 2004, together with interest at 10% per annum.

On June 21, 2004, Ms. Wallace and Ms. Sim forgave the entirety of unpaid salary and management fees owed by us.

On, June 30, 2004 we had a working capital surplus of $372,282, compared to a working capital deficit of $1,338,035 on March 31, 2004.

Results of Operations

Due to our financial condition, we had no business operations from our former line of business in the three month period ended June 30, 2004. Because our acquisition of the skin care business only closed on June 21, 2004, nine days before the end of the quarter, we also had no meaningful business operations in the three month period ended June 30, 2004. Therefore, we had no revenue for the three month period ended June 30, 2004.

Our operating expenses were $176,755 for the three month period ended June 30, 2004, compared to operating expenses of $113,388 for the same three month period in the prior year. Our operating expenses in the three month period ended June 30, 2004 consisted of only general and administrative expenses.

We incurred a net loss of $175,881 for the three month period ended June 30, 2004, compared to a net loss of $133,712 for the same three month period in the prior year.

Liquidity and Capital Resources

On June 30, 2004 we had cash in the amount of $89,297, compared to $15 in cash on March 31, 2004. Our assets at this time consist of cash in the amount of $89,297, certificate of deposit in the amount of $500,874 and $19,752 in fixed assets.

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

ITEM 3.   CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Parrish Medley and our Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

On February 25, 2003, we were named and served as a third-party defendant in an action in New York state court. The original complaint was filed by Arylnn Willis against Steven A. Victor, M.D. and Madison Avenue Dermatology Center ("Third Party Plaintiff").

In May 2003, we entered into a stipulation with Third Party Plaintiff. Under the terms of the stipulation, the Third Party Plaintiff agreed to commence the New York state court action and proceed against our insurer only to the extent coverage exists.

Item 2.   Changes in Securities and Use of Proceeds:

On June 10, 2004, we implemented the 500 for 1 reverse stock split as approved by vote of the shareholders at our annual meeting held May 10, 2004. Following the reverse split, we had 199,745 shares of our common stock outstanding.  We then conducted a small private offering and raised $50,000 by selling 99,981 shares of our common stock under the private placement exemption provided by Rule 504 of the Securities Act of 1933.

On June 21, 2004, Ms. Wallace converted an additional $69,061.40 of the principal balance of her outstanding promissory note into 345,306 shares of our common stock.

Also on June 21, 2004, as part of our merger agreement with the Private Company, we issued 9,745,634 shares of our common stock in exchange for an equal number of the shares of the Private Company.

Item 3.          Defaults Upon Senior Securities:

Our only senior security is our promissory note to our former director and CEO, Jan Wallace. Due to our financial condition, this note was in default at the start of the quarter. On June 21, 2004, in accordance with the terms of the note, Ms. Wallace converted $69,061.40 of the principal balance of her promissory note into 345,306 shares of our common stock. She further cancelled unpaid principal in the amount of $301,719.90 and all accrued and unpaid interest, leaving a principal balance owing as of June 21, 2004 of $200,000. The reduced note is now due and payable December 31, 2004, together with interest at 10% per annum. The note is not presently in default.

Item 4.   Submission of Matters to a Vote of Security Holders:

On May 10, 2004, a meeting of the shareholders was held in which the shareholders voted to approve a reverse split of the common stock on the basis of 500 to one and to elect the directors. In addition, at the meeting, the shareholders decided to change the name of the company to Davi Skin, Inc in anticipation of making the acquisition, later made, of a private company with the same name.

Item 5.          Other Information:

None

Item 6. Exhibits and Reports on Form 8-K.

EXHIBITS REQUIRED BY ITEM 601 OF REGULATION SB

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K

On June 24, 2004, we filed a report on Form 8-K to disclose our merger with the Private Company, and the consummation of the transactions contemplated by the terms of our merger agreement, including the change in control.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                MW Medical, Inc.

DATED:     August 23, 2004
                                                           /s/ Parrish Medley
                                                           Parrish Medley, Chief Executive Officer

