Form 10QSB
period 2004-09-30
DAVI SKIN, INC.
filed 2004-11-22
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended September 30, 2004

[  ]      Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

           For the transition period from __________________to__________________

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

_______________________________________________
(Former name, address and phone number since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,713,360 Shares of Common Stock outstanding as of October 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

1

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 2004, are not necessarily indicative of the results that can be expected for the year ending December 31, 2004.

2

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004
(Unaudited)

ASSETS

Current assets
Cash	$33,208
Certificate of deposit	451,262
Prepaid expenses	12,450
496,920

Fixed assets, net of accumulated depreciation of $2,229	23,291

TOTAL ASSETS	$520,211

LIABILITES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$26,820
Note payable - related parties	205,000

TOTAL CURRENT LIABILITIES	231,820

Stockholders' equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	0
Common stock; $.001 par value; 90,000,000 shares authorized
10,715,667 shares issued and outstanding	10,716
Additional paid-in capital	3,690,347
Prepaid consulting expenses	(1,939,323)
Accumulated deficit during development stage	(1,473,349)
TOTAL STOCKHOLDERS' EQUITY	288,391

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$520,211

See Accompanying Notes to Consolidated Financial Statements

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

For the
Period from
March 21, 2004
Three Date of inception
Months ended through
September 30, September 30
2004 2004

Revenues	$0	$0
Cost of revenues	0	0

Gross profit (Loss)	0	0

Operating expenses
Selling, general and administrative	52,126	227,882
Depreciation	1,229	2,228
Consulting fees	716,848	716,848
Professional fees	524,784	524,784
	1,294,987	1,471,742

Income (Loss) From Operations

Other income (expenses)
Interest expenses	(5,000)	(5,000)
Interest income	2,519	3,393
	(2,481)	(1,607)

NET INCOME (LOSS)	(1,297,468)	(1,473,349)

Basic income (loss) per common share	$(0.12)	$(0.14)

Diluted income (loss) per common share	$(0.12)	$(0.14)

Basic weighted average common shares outstanding	1,691,491	10,105,257

Diluted weighted average common shares outstanding	11,090,291	10,504,057

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

For the
Period from
March 21, 2004
Date of inception
through
September 30,
2004

OPERATING ACTIVITIES	$(1,473,349)
Net income (loss)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Stock-based conpensation and expenses	1,246,005
Depreciation and amortization	2,229
Accrued interest	5,000
Changed in operating assets and liabilities:
Prepaid expenses	(12,450)
Accounts payable	26,820

Net Cash Provided (Used) By
Operating Activities	(205,745)

INVESTING ACTIVITIES
Cash outlay for certificate of deposit	(500,874)
Purchase of fixed assets	(25,520)

Net Cash Provided (Used) By
Investing Activities	(526,395)

FINANCING ACTIVITIES
Proceeds from issuance	765,348

Net Cash Provided (Used) by
Financing Activities	765,348

Net change in cash and cash equivalents	33,208

Cash beginning of period	0

Cash end of period	$33,208

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Description of business, History and summary of significant policies

Description of business - Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

History -On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,745,634 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for  Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the Merger Transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

Development stage company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,473,349 since its inception and may require additional capital for its operational activities. The company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of fiscal year - The Company’s fiscal year end is December 31.

Use of estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition - Revenues are recognized when services are rendered and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.    Description of business, History and summary of significant policies (continued)

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related un-discounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fair value of financial instruments -Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of September 30, 2004, the Company has available net operating loss carryovers of approximately $1,473,349 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through September 30, 2004.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

1.    Description of business, History and summary of significant policies (continued)

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through September 30, 2004, there were no stock options and/or warrants granted to employees.

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employees options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

New accounting pronouncements - In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, “Accounting for Contingencies,” relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation establishes standards for identifying a variable interest entity and for determining under what circumstances a variable interest entity should be consolidated with its primary beneficiary. Until now, a company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation No. 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The Company does not believe that the adoption of this pronouncement will have a material effect on its financial statements.

2.    FIXED ASSETS.

Fixed assets consist of the following as of September 30, 2004:

Furniture and fixtures                                                                                          $    10,702
Computer equipment                                                                                                14,818
                                                                    25,520
Less: accumulated depreciation                                                                                   2,229

Fixed assets, net                                                                                                  $    23,291
                                                                                                                           ========

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
(Unaudited)

3.          PREPAID EXPENSES.

During the quarter, the Company contracted with a formulator to develop skin care products. As part of the contract, the formulator received a prepayment of $12,500. Based on expected completion dates for the formulas, the Company determined that $3,750 had been used at the end of the quarter, resulting in a remaining overpayment of $8,750.

At September 30, 2004, the Company had prepaid the rent for November for their corporate offices, resulting in prepaid expenses of $3,700.

4.          CAPITAL STOCK TRANSACTIONS.

Preferred stock - The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of September 30, 2004, there were no preferred shares issued or outstanding.

Common stock - The authorized common stock is 90,000,000 shares at $0.001 par value. On March 21, 2004, the Company issued 8,200,000 shares of its common stock to its founders at $0.001 per share in consideration for stock subscriptions receivable totaling $8,200. In April 2004, the Company issued 1,545,634 shares of its common stock to 55 individuals through a private placement memorandum at a weighted average cost of $0.50 per share in consideration of cash totaling $765,348.

During the third quarter, 235,000 shares of common stock were issued to three individuals under separate contracts for consulting services. The services were valued at $2,634,375. At September 30, 2004, $695,052 had been used and expensed as consulting and professional fees. The remaining $1,939,323 remains unused as prepaid consulting expenses.

As discussed in Note 1, the Company had completed the Merger Transaction on June 21, 2004. As a result, the outstanding common stock of the Company prior to the Merger Transaction totaling 645,033 shares has been accounted for as if such shares were issued since this transaction has been accounted as a quasi-reorganization or reverse-merger.

5.         COMMON STOCK OPTIONS

During the quarter, the Company issued common stock options to outside consultants. The Company issued 415,000 options with an exercise price of $.50 and 20,000 options with an exercise price of $1.00. Using the Black-Scholes option pricing model, the fair value of the options was determined to be $1,081,092. Based on an expected life of six months, $540,546 was expensed as consulting fees during the third quarter. The remaining balance will be expensed during the fourth quarter, 2004.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 21, 2004, we completed and closed a Plan of Merger and Reorganization Agreement (“Merger”) with Davi Skin, Inc., an unrelated, privately-held Nevada corporation (the “Private Company”). The Merger provided for our wholly owned subsidiary to merge into and with the Private Company, thereby making the Private Company our wholly owned subsidiary. As consideration for the acquisition of all the shares of the Private Company, we issued to the shareholders of the Private Company, on a one for one basis, 9,745,634 shares of our common stock.

The Agreement further provided that our former officers and directors, Jan Wallace and Grace Sim, would resign and that the board of the Private Company, consisting of Messrs. Medley, Mondavi and Levine would become our new board. We filed a Schedule 14F reflecting the change in control on July 20, 2004 and the new board was installed on or about August 1, 2004. Ms. Wallace and Ms. Sim resigned as officers of the company upon the closing of the merger on June 21, 2004, and the officers of the Private Company were installed on that date.

The transaction was accounted for by our auditors as a quasi-reorganization or reverse merger whereby the Private Company was considered as the accounting acquirer and therefore its accounting history was carried forward as our history.

The Private Company was founded by Carlo Mondavi in March of 2003 with his vision of creating an all-natural grape-based luxury skin care line. Planting techniques at select vineyards that we plan to utilize exclusively, produce deeper vines with a lower yield of grapes per vine. After processing, these grapes yield higher concentrations of minerals, vitamins, and nutrients than grapes from other vineyards. Many of the minerals, vitamins and nutrients are found in a by-product of the wine making process called the pomace. Additionally, the uniquely long maceration process to which these grapes are subjected yield polyphenols in relatively high quantity. Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin. Management believes that the use of this pomace among other unique ingredients will allow for the creation of a skincare line that can help fight the visible signs of premature aging. .

Consequently, as a result of the merger, our primary business is now the development, manufacture, distribution and sale of skin care products.

Plan of Operations

Our current plan of operations is to aggressively pursue the development, manufacture, distribution and sale of our new planned skin care line of products. We are currently in the process of developing this skincare product line. Once these products are complete, we plan to start manufacturing and marketing them to consumers through high-end retailers and distributors.

       1.     Development

We are currently in the development process, which we see as involving two basic phases: (1) creating the products with a formulator; and (2) testing the formulations as they are developed.

We currently have a contract with a formulator to create a series of skincare products, including a:

    1.     Cleanser;
    2.     Facial Scrub;
    3.     Eye Cream;
    4.     Revitalizing Moisturizer;
    5.     Daily Moisturizer with an SPF rating for sun protection;
    6.     Intensive treatment serum; and
    7.     Purifying Clay Mask

We have developed these formulations with a proprietary bio-complex blend of 10 different antoxidant raw materials, which we intend to be consistent across all of the products we develop. The key items will be the materials containing the anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage and thereby also supporting our anti-aging goals.

We have provided the formulator with our product profile for each of these products which involve a desired list of ingredients along with product features and benefits. The formulator has returned several samples based on these product proportions to us for review and we are currently in the process of evaluating and making adjustments to the formulations. Our goal is to create an end product that provides consumers with a pleasurable sensory experience, most particularly smell and touch, along with the anti-aging cosmetic results we plan to promote.

We consider these formulations as they are being developed and tested to be proprietary, and thus have been and will remain on guard to protect the details of our developing product mix.

We plan to be through the formulation portion of the development process shortly so that we can commence testing of the products before manufacturing. Our testing will be conducted by the company we hire to manufacture our products. We intend to test all of the products for stability and compliance with the Cosmetic Toiletry Fragrance Association (“CTFA”) standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

As the products are expected to be sold over the counter, we do not anticipate needing or obtaining any Federal Food and Drug Administration approvals and we do not plan on doing any clinical testing of any kind. The products containing SPF or any other over the counter ingredients, however, will need to meet FDA testing regulations and the global standards for sales in countries other than the United States.

     2.     Manufacture

We are in the process of choosing a manufacturer for our product line, and expect to complete our review and enter into a manufacturing agreement shortly. Once engaged, the manufacturer will be expected to test our initial product formulations during a four to six week period. During this testing, we expect to be making further adjustments to our formulations, requiring that new batches of each product be produced following each change.

Once the formula is fixed for each product, the manufacturer will create a commercial batch of each product, bottle and package the products for us. We are also in the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

     1.     the shape and size of the product containers;
     2.     the types of caps;
     3.     the packaging;
     4.     the logo and label designs; and
     5.     unit cartons.

     3.     Marketing and Distribution

Currently, we have no distribution agreements; however, we have contacted a number of distributors and retailers and are exploring several different methods of marketing the products once manufactured. We intend to seek an exclusive arrangement, at least for a time period, with high-end retailers in the US for the initial sale of our products. Management believes this will help establish us in the marketplace as a quality provider of skincare products.

We anticipate that we will have completed our initial manufacturing of the products during the second quarter of 2005, with the ultimate goal of shipping our first product to stores by the end of June 2005.

Prior Business Operations

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

Merger with Davi Skin, Inc.

As previously reported, our management had determined that we needed to seek additional funding or other business relationships such as a merger or reverse acquisition in order to proceed with an active business operation. Therefore, during the prior quarter we pursued and on June 11, 2004, reached an agreement to merge with Davi Skin, Inc., an unrelated, privately-held Nevada corporation (the “Private Company”). The Agreement provided for our wholly owned subsidiary to merge into and with the Private Company, thereby making the Private Company our wholly owned subsidiary. The Agreement also provided that the 9,745,634 issued and outstanding shares of common stock of the Private Company would be exchanged for our newly issued common stock on a one for one basis.

The Agreement further provided that our officers and directors, Jan Wallace and Grace Sim, would resign and that the board of the Private Company, consisting of Messrs. Medley, Mondavi and Levine would be appointed to the board. The merger closed on June 21, 2004. We filed a Schedule 14F reflecting the change in control on July 20, 2004.

As a result of the Merger, Messrs. Medley, Mondavi and Levine collectively now own approximately 77% of our issued and outstanding Common Stock, all as more particularly reported in our Schedule 14F-1 filed with the Securities and Exchange Commission on July 20, 2004.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of September 1, 2004 by: (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock; (ii) each of the directors; (iii) each of our executive officers; and (iv) all directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class(1)
Common Stock	Parrish Medley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,718,935	16.5%
Common Stock	Carlo Mondavi 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	5,068,908	48.8%
Common Stock	Josh Levine 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,145,957	11.0%
Common Stock	Margaret Robley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	0	0%
Common Stock	All executive officers and directors as a group	7,933,800	76.4%

(1) The percent of class is based on 10,390,567 shares of common stock issued and outstanding as of September 1, 2004.

Executive Officers and Directors

The following tables set forth information regarding our executive officers and directors.

Name	Age	Position
Parrish Medley	42	Director, President, CEO
Carlo Mondavi	24	Director, Chairman of the Board
Josh Levine	25	Director, Secretary and Treasurer
Margaret Robley	60	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our directors and executive officers for the past five years.

Carlo Mondavi is the Chairman of our board of directors. From June 2003 to September 2003, Mr. Mondavi worked on the special events and key accounts sales team for the Robert Mondavi Winery. Mr. Mondavi attended the University of Aix En Provence from 1998 to 2001 and the University of Milan from 2001 to June 2002.

Parrish Medley is our president, CEO and a Director. Mr. Medley has over fifteen years experience in the securities and investment banking industry with service as a manager and financial consultant for numerous registered broker/dealers, including Bear Stearns & Co. Since 1997, Mr. Medley has worked as a venture capitalist and a private money manager. From 1990 to 1997, Mr. Medley founded and grew Palm Beach Tan, Inc., into a multi-chain business before selling it to a group of private investors. Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelors degree in Business Administration.

Josh Levine is our secretary and treasurer. From March 2003 to September 2003, Mr. Levine worked as an advertising designer with The Territory Ahead in Santa Barbara, California. From June 2002 to March 2003, Mr. Levine was the president of Nuvo Design. Mr. Levine graduated from the University of California, Santa Barbara in June 2002 with a Bachelors degree in Fine Arts.

Margaret Robley became our chief financial officer on June 21, 2004. She is a CPA with over 25 years of experience in finance and managerial accounting with emphasis in analytical accounting, financial management, and tax law. Ms. Robley is also the CFO at R & R Business Management, a firm she co-founded in 1996. R & R Business Management manages and controls the finances of corporations and high level entertainment personalities. In addition, from May of 1999 through April of 2001, Ms. Robley was an associate with NKS Management, Inc. (now Loring Ward), one of the largest business management firms in the greater Los Angeles area. From 1990 through April 1998, Ms. Robley was an associate with Gelfand, Renner and Feldman, the business management division of Price Waterhouse Coopers and the largest business management firm in the greater Los Angeles area with offices in New York and London. Ms. Robley earned her undergraduate degree in Business/Accounting from Columbia College in 1982 and a Masters in Business Administration from Chapman College in 1985. She earned her CPA designation in 1992 and is licensed to practice in California and before the IRS as an Enrolled Agent.

Assets

Our total assets as of September 30, 2004 were $520,211. Our assets consist of cash in the amount of $33,208, a certificate of deposit of $451,262, prepaid expenses in the amount of $12,450, and fixed assets, net of accumulated depreciation, in the amount of $23,291. The increase in assets is due to the acquisition of the private company and its cash reserves and fixed assets.

Liabilities and Stockholders Equity

Our total liabilities were approximately $231,820 as of September 30, 2004. Our liabilities consisted of $26,820 in accounts payable and $205,000 in a note payable to a related party.

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

On September 30, 2004, we had a working capital surplus of $265,100.

Results of Operations

Due to our financial condition and our change of business focus, we had no business operations in the three and nine month period ended September 30, 2004. Therefore, we had no revenue for the three and nine month period ended September 30, 2004.

Our operating expenses were $1,294,987 for the three month period ended September 30, 2004, compared to operating expenses of $1,471,742 for the same three month period in the prior year. Our operating expenses in the three month period ended September 30, 2004 consisted of general and administrative expenses, depreciation, consulting fees, and professional fees.

We incurred a net loss of $1,297,468 for the three month period ended September 30, 2004, compared to a net loss of $1,473,349 for the same three month period in the prior year.

Liquidity and Capital Resources

On September 30, 2004 we had cash in the amount of $33,208. Our assets at this time consist of cash in the amount of $33,208, certificate of deposit in the amount of $451,262, prepaid expenses in the amount of $12,450, and $23,291 in fixed assets.

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

ITEM 3.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Parrish Medley and our Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Item 2.   Unregistered Sales of Equity Securities Use of Proceeds:

During the reported period, we entered into consulting agreements with three consultants. As part of these agreements, we agreed to issue and did issue the consultants a total of 325,000 shares of our common stock under the general exemption provided by section 4(2) of the Securities Act of 1933. We also issued to five consultants options to purchase 435,000 shares of our common stock at prices ranging from $0.50 to $1.00.

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

                                           Davi Skin, Inc.

DATED:   November 18, 2004
                                                       /s/ Parrish Medley
                                                       Parrish Medley, Chief Executive Officer

