Form 10KSB
period 2004-12-31
DAVI SKIN, INC.
filed 2005-04-18
CIK 1059577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[ X ]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[  ] For the transition period from _________________ to __________________

Commission file number: 000-32843

Davi Skin, Inc.
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

301 North Canon Drive, Suite #328
Beverly Hills, California 90210
(Address of principal executive offices)

(310) 205-9907
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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days.  $16,673,360 at April 14, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.  10, 718, 360 Common Shares as of April 14, 2005.

PART I

ITEM 1:   DESCRIPTION OF BUSINESS

The Company

We were incorporated on December 4, 1997. On June 21, 2004, we completed and closed a Plan of Merger and Reorganization Agreement (“Merger”) with Davi Skin, Inc., an unrelated, privately-held Nevada corporation (the “Private Company”). That business was founded by Mr. Carlo Mondavi in March of 2003 with his vision of creating a natural grape-based luxury skincare line. Consequently, as a result of the merger, our primary business is now the development, manufacture, distribution and sale of skincare products.

Description of Business

As a result of the merger, our primary business is now the establishment and development of a natural grape-based skin care line. Planting techniques at select vineyards, which we plan to utilize exclusively, produce deeper vines with a lower yield of grapes per vine. After processing, these grapes yield higher concentrations of minerals, vitamins, and nutrients than grapes from other vineyards. Many of the minerals, vitamins and nutrients are found in a by-product of the wine making process called the pomace. Additionally, the uniquely long maceration process to which these grapes are subjected yields polyphenols in relatively high quantity. Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin. Management believes that the use of this pomace among other unique ingredients will allow for the creation of a skin care line that can help fight the visible signs of premature aging. .

1.	The Skin Care Market

The skin care market can be divided into four distinct segments: (a) Luxury; (b) Prestige; (c) Masstige; and (d) Mass. The following is a brief discussion of each of these segments.

Luxury

The luxury segment of the skin care market involves high-end products, sold in department stores such as Neiman Marcus, Barneys and Saks Fifth Avenue. Skin crème products in this market segment will generally be priced over $70. Examples of product lines sold in these markets include La Prairie, Sisley, Crème de la Mer and Aqua di parma. We are planning to position our products in this market.

Prestige

The prestige segment of the skin care market involves quality products, sold in wide distribution through department stores, brand stores and specialty stores such as Sephora and Ultra. Examples of product lines sold in these markets, include Lancôme, Estee Lauder, L’Occitane and Caudalie.

Masstige

The masstige segment of the skin care market involves discounted products sold primarily in drug stores, high-end discount stores such as Target and Kohl’s, and select department stores. Direct sales distributions are also often considered to involve masstige product sales. Skin crème products in this market segment are generally priced below the prestige segment, but higher than the mass segment. This market segment is identified by a higher perceived brand image based on quality, effectiveness and style, and includes product lines such as Neutrogena, L’Oreal and Olay.

Mass

The mass segment of the skin care market involves products sold in grocery and drug stores. These products are generally priced at the lower end of market, and this segment of the market includes product lines such as Dove, Herbal Essence, and Aveeno.

2.	Marketing and Distribution

Currently, we have no distribution agreements; however, we have contacted a number of distributors and retailers and are exploring several different methods of marketing the products once manufactured. We intend to seek an exclusive arrangement, at least for a time period, with high-end retailers in the US for the initial sale of our products. Management believes this will help establish us in the marketplace as a quality provider of skin crème products.

We plan to complete our initial manufacturing of the products during the second quarter of 2005, with the ultimate goal of shipping our first product to stores by the end of this or the third quarter.

3.	Competition

Among all the brands found in this industry, we consider our closest competitors to be Caudalie. Caudalie is a French spa and skin care line that reflects our product concept and closely resembles our proposed product line. The creators behind Caudalie, are wine makers with a family vineyard located in the wine region of France. The concept of the Caudalie product line, like ours, is an extrapolation on the benefits of the antioxidants and polyphenols found mainly in grape seeds. The advantage of Caudalie over our proposed product in the marketplace at this time is two fold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Caudalie and our proposed product line is expected to be based on the market segment and quality of ingredients that will be included in our products. Unlike Caudalie which is segmented in the prestige market, we expect our product line to be sold in the luxury market. We further expect our brand will use only the highest quality ingredients available, including wine extract, a highly concentrated preparation of antioxidant polyphenols. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity. We are also creating and using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

Other brands with similar lifestyle stories include SKII, Creme de la Mer and L’Occitane. These brands share the theme of being derived from nature and generally having a named or unnamed individual who was inspired by the benefits of certain raw materials. For example, the secret formula behind SKII is their “Pitera”, a yeast extract discovered by a monk who noticed the wonderfully youthful hands of workers who make Sake. These brands have revealed their stories and their inspirations by creating product lines where customers are invited to share in their innovations.

Plan of Operations Summary

Our current plan of operations is to aggressively pursue the development, manufacture, distribution and sale of our new, planned skin care line of products. We are currently in the process of developing this skin crème product line. Once these products are complete, we plan to start manufacturing and marketing them to consumers through high-end retailers and distributors.

Offices and Key Personnel

Our principal office is presently located at: 301 North Canon Drive, Suite 328, Beverly Hills, California, 90210. Our phone number is 310-205-9907. Parrish Medley is our president; Josh Levine is our treasurer and secretary.

Key Employee

Elaine Zameck is our Vice President of Marketing and Product Development and a key employee in our efforts in getting our product developed and marketed. Elaine began her career at L’Oreal Canada, Lancôme division, where she spent her first year with the sales team as an Account Executive and Special Events Coordinator. She was promoted to the Marketing Group as National Product Manager for Fragrances and then to National Product Manager for Skincare. In both roles, Elaine was responsible for forecasting, marketing, collateral development, promotion and new product launches.

Prior to moving to Los Angeles and joining us, Elaine held the position of Marketing Project Manager for Thibiant International, a leading facility in personal care research & development and manufacturing. She worked directly with internationally recognized brand name clients to strategically and logistically formulate, develop and manufacture their new beauty products. Additionally, Elaine was engaged by Thibiant as Marketing Manager for Guinot Paris, a professional line of skin care and body care products uniquely targeted to the salon and spa industry.

A native Canadian, fluent in English and French, Elaine holds a Bachelor of Commerce degree from McGill University in Montreal, Quebec. Graduating with honors, she was a recipient of the prestigious Scarlet Key Award for outstanding leadership. Elaine also holds a Certificate of Completion in Art History from the Université Le Mirail de Toulouse, France.

Executive Advisory Board

Our board of directors has created a blue ribbon Executive Advisory Board, assembled to assist our officers in making certain high level planning decisions. While the members of the Executive Advisory Board have no authority over our business operations, the board anticipates that their input will provide great value to our executives in their decision making process. This advisory board includes:

·        Robert G. Mondavi - Founder/Chairman of Robert Mondavi Winery
·        Timothy J. Mondavi- Vice Chairman of Robert Mondavi Winery
·        R. Michael Mondavi- Former President and CEO of Robert Mondavi Winery
·        Michael Johnson - Olympic Gold Medalist and World Record Holder

Robert G. Mondavi is the Founder and Chairman Emeritus of Robert Mondavi Winery. At the age of 90, Mr. Mondavi is a global emissary of American food and wine. He is also currently active as a major benefactor of cultural and educational institutions, including Copia, an American center for Wine Food and the Arts; and the University of California at Davis, establishing the Robert Mondavi Institute for Wine and Food Science.

Timothy J. Mondavi is the Vice Chairman and Winegrower for Robert Mondavi Winery. In this role, Mr. Mondavi leads the winegrowing team at the winery in setting the style and vision for every wine made. Mr. Mondavi graduated from the University of California at Davis in 1974.

R. Michael Mondavi is the former President and CEO of Robert Mondavi Winery. Mr. Mondavi has been active since 1966 as a winemaker and spokesperson for the winery and the wine making industry, traveling extensively on behalf of the business and industry.

Michael Johnson is an Olympic and World Champion track star, winning gold metals in the 200 and 400 meters in 1996 and then defending his Olympic title and winning the gold metal in 2000 in the 400 meters. Mr. Johnson has held a world record in the 400 meters, 200 meters and the 4X400 outdoors and 400 indoors races. He is the 1996 AAU/Sullivan Award winner, and a three time winner of the Jesse Owens Award. Mr. Johnson graduated from Baylor in 1990.

Corporate History

We are a Nevada corporation that was incorporated on December 4, 1997 as MW Medical, originally a wholly owned subsidiary of Dynamic Associates, Inc. (“Dynamic”).

Dynamic then transferred all shares of MW Medical, Inc. to the shareholders of Dynamic through a distribution completed on March 11, 1998. Each shareholder of Dynamic received one common share of MW Medical, Inc. for each common share of Dynamic held by the shareholder. The shares of MW Medical, Inc. distributed by Dynamic constituted all of our issued and outstanding shares at the time.

On January 22, 2002, we filed a Petition for relief under Chapter 11 of the Bankruptcy Code. The final decree was approved on November 19, 2002 and the court closed the Petition for relief under Chapter 11 of the Bankruptcy Code. Following the bankruptcy, we wrote off our entire inventory and were in search of a business acquisition or other opportunity.

During the first quarter of 2004, we pursued and on June 11, 2004, reached an agreement to merge with the Private Company. The Agreement provided for our wholly owned subsidiary to merge into and with the Private Company, thereby making the Private Company our wholly owned subsidiary. The Agreement also provided that the 9,745,634 issued and outstanding shares of common stock of the Private Company would be exchanged for our common stock on a one for one basis.

The Agreement further provided that our former officers and directors, Jan Wallace and Grace Sim, would resign and that the board of the Private Company, consisting of Messrs. Medley, Mondavi and Levine would become our new board. We filed a Schedule 14F reflecting the change in control on July 20, 2004 and the new board was installed on or about August 1, 2004. Ms. Wallace and Ms. Sim resigned as our officers on June 21, 2004, and the officers of the Private Company were installed on that date.

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

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 301 North Canon Drive, Suite #328 Beverly Hills, CA 90210. Our phone number at that address is (310) 205-9907.

Research and Development

We incurred research and development expenditures for the fiscal year ended December 31, 2004 in the amount of $10,625.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

ITEM 2: DESCRIPTION OF PROPERTY

Currently, we do not own any real estate. We rent office space at 301 North Canon Drive, Suite #328Beverly Hills, California 90210. We pay $3700.00 per month on a month to month basis.

ITEM 3: LEGAL PROCEEDINGS

We are not currently a party to any material litigation and to our knowledge, no such proceedings are threatened or contemplated.

Our agent for service of process in Nevada is Cane Clark LLP, 3273 E. Warm Springs, Rd., Las Vegas, Nevada 89120.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board, which is sponsored by the National Association of Securities Dealers (“NASD”). The OTC Bulletin Board is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTC Bulletin Board under the symbol “DAVN.OB.”

The following table sets forth the range of high and low bid quotations for our Common Stock for each of the periods indicated as reported by the NASD OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	0.04	0.01
June 30, 2004	0.02	0.01
September 30, 2004	3.00	0.01
December 31, 2004	5.25	2.75

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	0.02	0.00
June 30, 2003	0.01	0.00
September 30, 2003	0.01	0.00
December 31, 2003	0.04	0.00

On December 31, 2004 the last bid price per share of our common stock, as reported by the NASD OTC Bulletin Board, was $5.25. The third quarter stock prices reflect our reverse stock split of 1 for 500.

PENNY STOCK

As our shares are traded on the OTC Bulletin Board, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the common stock offered. Our common stock is subject to provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule." Section 15(g) sets forth certain requirements for transactions in penny stocks, and Rule 15g-9(d)incorporates the definition of "penny stock" that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse.  For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of a broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of our shareholders to sell their shares.

Holders of Our Common Stock

As of December 31, 2004, there were 507 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On June 10, 2004, we implemented the 500 for 1 reverse stock split as approved by vote of our shareholders at our annual meeting held May 10, 2004. Following the reverse split, we had 199,745 shares of our common stock outstanding. We then conducted a small private offering and raised $50,000 by selling 99,981 shared of our common stock under the private placement exemption provided by Rule 504 of the Securities Act of 1933.

On June 21, 2004, Ms. Wallace, our former president, converted $69,061.40 of the principal balance of her outstanding promissory note into 345,306 shares of our common stock.

Also on June 21, 2004, as part of our merger agreement with the Private Company, we issued 9,745,634 shares of our common stock in exchange for an equal number of the shares of the Private Company.

During the third quarter, we entered into consulting agreements with three consultants. As part of these agreements, we agreed to issue and did issue the consultants a total of 300,000 shares of our common stock under the general exemption provided by section 4(2) of the Securities Act of 1933. We also issued to five employees and consultants options to purchase 435,000 shares of our common stock at prices ranging from $0.50 to $1.00. These shares were issued pursuant to our incentive stock option plan.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements, and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the Securities and Exchange Commission.

New Business Focus

Our current plan of operations is to aggressively pursue the development, manufacture, distribution and sale of our new planned skin care line of products. We are currently in the process of developing this skin crème product line. Once these products are complete, we plan to start manufacturing and marketing them to consumers through high-end retailers and distributors.

1.	Development

We are currently in the development process, which we see as involving two basic phases: (1) creating the products with a formulator; and (2) testing the formulations as they are developed.

We have a contract with a formulator to create a series of skin crème products, including a:

1.	Cleanser;
2.	Facial Scrub;
3.	Eye Cream;
4.	Revitalizing Moisturizer;
5.	Daily Moisturizer with an SPF rating for sun protection;
6.	Intensive treatment serum; and
7.	Purifying Clay Mask

We have developed these formulations with a proprietary bio complex blend of 10 different raw materials, which we intend to be consistent across all of the products we develop. The key items will be the materials containing the anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage and thereby also supporting our anti-aging goals.

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

We plan to complete the formulation portion of the development process shortly so that we can commence testing of the products before manufacturing. Our testing will be conducted by the company we hire to manufacture our products. We intend to test all of the products for stability and compliance with the Cosmetic Toiletry Fragrance Association (“CFTA”) standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

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

We are in the process of choosing a manufacturer for our product line, and expect to complete our review and enter into a manufacturing agreement shortly. Once engaged, the manufacture will be expected to test our initial product formulations during a four to six week period. During this testing, we expect to be making further adjustments to our formulations, requiring that new batches of each product be produced following each change.

Once the formula is fixed for each product, the manufacturer will create a commercial batch of each product, bottle and package the products for us. We are also in the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

a.	the shape and size of the product containers;
b.	the types of caps;
c.	the packaging;
d.	the logo and label designs; and
e.	unit cartons.

3.	Marketing and Distribution

Currently, we have no distribution agreements; however, we have contacted a number of distributors and retailers and are exploring several different methods of marketing the products once manufactured. We intend to seek an exclusive arrangement, at least for a time period, with high-end retailers in the US for the initial sale of our products. Management believes this will help establish us in the marketplace as a quality provider of skin crème products.

We plan to complete our initial manufacturing of the products during the second quarter of 2005, with the ultimate goal of shipping our first product to stores by the end of the second quarter or first part of the third quarter.

Our total assets as of December 31, 2004 were $867,861. Our assets included cash in the amount of $819,802. Nearly all of our assets were acquired as part of the Merger and acquisition of the new business.

Liabilities And Stockholders Equity

Our total liabilities as of December 31, 2004 were $259,660. Our total current liabilities consisted largely of: (a) $39,160 in accounts payable; (b) accrued interest of $10,000; and (c) notes payable in the amount of $210,500. The largest obligation we have is a promissory note owed to our former President.

Results of Operations

Due to our financial condition and the previous filing of bankruptcy, we had no business operations during the first part of the year and were in the development stage of our new business during the second half of the year. Therefore, we had no operating revenue for the fiscal year ended December 31, 2004.

Our operating expenses were $3,640,849 for the fiscal year ended December 31, 2004. All of our operating expenses in the year ended December 31, 2003 were attributable to our new business operations during the second half of the year and the vast majority of these expenses were related to salary and compensation of consultants and professionals. Much of this compensation was paid in securities of the company rather than in cash.

We incurred a net loss of $3,635,651 for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

On December 31, 2004, we had cash in the amount of $819,083. We previously wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Following the merger we acquired certain property and equipment necessary to run the new business and have incurred certain research and development expenses.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements.

Going Concern

Our independent certified public accountants have stated in their Auditor’s Report included in the Form 10-KSB that we have incurred cumulative net losses of $3,635,651 since our inception. We may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Revenue Recognition

Revenues are recognized when products are sold and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

ITEM 7:   FINANCIAL STATEMENTS

The following financial statements, financial statement schedules and supplementary date are included:

F-1      Report of Independent Public Accounting Firm

Audited Financial Statements:

F-2  Balance Sheet - December 31, 2004

F-3  Consolidated Statements of Operations - Year Ended December 31, 2004 and Period from March 21, 2004 (Date of Inception)
                            to December 31, 2004

F-4  Consolidated Statements of Stockholders’ Equity - For the Period from March 21, 2004 (Date of Inception) to December 31, 2004

F-5  Consolidated Statements of Cash Flows - For the Period from March 21, 2004 (Date of Inception) to December 31, 2004

                F-7  Notes to Consolidated Financial Statements

Smith & Company
A Professional Corporation of Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Daviskin, Inc. (formerly MW Medical, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Daviskin, Inc. (formerly MW Medical, Inc.) (a Nevada development stage corporation) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daviskin, Inc. (Formerly MW Medical, Inc.) (a development stage company) as of December 31, 2004, and the results of its operations, changes in stockholders' equity, and its cash flows for the year ended December 31, 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company currently has cash flow constraints, an accumulated deficit and has no operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 14, 2005

4764 South 900 East, Suite 1 • Salt Lake City, Utah 84117-4977
Telephone: (801) 281-4700 • Facsimile: (801) 281-4701
E-mail: smithcocpa@earthlink.net
Members: American Institute of Certified Public Accountants • Utah Association of Certified Public Accountants

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET
December 31, 2004

ASSETS

Current Assets
Cash	$ 506,131
Certificate of deposit	312,952
Prepaid expenses (Note 3)	9,375
TOTAL CURRENT ASSETS	828,458

Fixed assets, net of accumulated depreciation of $3,409	35,703

Other Assets
Deposits	3,700

TOTAL ASSETS	$ 867,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$ 39,160
Short term note payable (Note 4)	10,500
Notes payable - related parties (Note 5)	210,000

TOTAL CURRENT LIABILITIES	259,660

Stockholders’ Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized, and no shares issued and outstanding	0
Common stock; $.001 par value; 90,000,000 shares authorized, 10,713,360 shares issued and outstanding	10,713
Additional paid-in capital	4,241,339
Stock subsriptions receivable	(8,200)
Accumulated deficit during development stage	(3,635,651)

TOTAL STOCKHOLDERS’ EQUITY	608,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 867,861

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the
		Period from
		March 21,
		2004
		Date of
		inception
	Year ended	Through
	December 31,	December 31,
	2004	2004
Revenues	$ 0	$ 0
Cost of revenues	0	0

Gross Profit (Loss)	0	0

Operating expenses
Selling, general and administrative	825,255	825,255
Depreciation	3,409	3,409
Consulting fees	2,258,003	2,258,003
Professional fees	544,182	544,182
	3,630,849	3,630,849

(Loss) From Operations	3,630,849	3,630,849

Other income (expenses)
Interest expenses	(10,000)	(10,000)
Interest income	5,198	5,198
	(4,802)	(4,802)

NET INCOME (LOSS)	$ (3,635,651)	$(3,635,651)

Basic (loss) per common share	$ (.35)	$ (.35)

Diluted income (loss) per common share	$ (.33)	$ (.33)

Basic weighted average common shares outstanding	10,521,806	10,521,806

Diluted weighted average common shares outstanding	10,920,606	10,920,606

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 21, 2004 TO DECEMBER 31, 2004

							Accumulated
						Additional	Deficit During	Total
	Preferred Stock		Common Stock		Stock Subscription Receivable	Paid-In	Development	Stockholders’
	Shares	Amount	Shares	Amount		Capital	Stage	Equity
Balance, 3/21/04
(Date of Inception)	0	$ 0	0	$ 0	$ 0	$ 0	$ 0	$ 0

Issuance of common
stock to founders,
$.001 per share	0	0	8,200,000	8,200	(8,200)	0	0	8,200
Issuance of common
stock, weighted
average price of
$.50 per share	0	0	1,545,634	1,546	0	763,802	0	765,348
Issuance of common
stock related to
acquisition of
MW Medical, Inc.	0	0	667,726	667	0	(198,078)	0	(197,411)
Issuance of common
stock related to
consulting services	0	0	300,000	300		3,675,615	0	3,675,915
Net loss	0	0	0	0	0	0	(3,635,651)	(3,635,651)

Balance, 12/31/04	0	$ 0	$ 10,713,360	$ 10,713	$ (8,200)	$ 4,241,339	$ (3,635,651)	$ 608,201

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the
Period from
March 21, 2004
Date of inception
through
December 31,
2004
OPERATING ACTIVITIES
Net (loss)	$ (3,635,651)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Stock-based compensation and expenses	2,990,304
Depreciation and amortization	3,409
Accrued interest	10,000
Changed in operating assets and liabilities:
Prepaid expenses	(13,075)
Accounts payable	39,160
Short term notes payable	10,500
Note payable related party	200,000

Net Cash (Used) By
Operating Activities	(395,353)

INVESTING ACTIVITIES
Cash outlay for certificate of deposit	(312,951)
Purchase of fixed assets	(39,112)

Net Cash (Used) By
Investing Activities	(352,063)

FINANCING ACTIVITIES
Proceeds from stock issuances	1,253,548

Net Cash (Used) by
Financing Activities	1,253,548

Net change in cash and cash equivalents	506,132

Cash beginning of period	0

Cash end of period	$ 506,132

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

History -On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided that the Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

Development stage company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,635,651 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition - Revenues are recognized when products are sold and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive, as in the case of this year.

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

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $3,635,651 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through December 31, 2004.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through December 31, 2004, there were no stock options and/or warrants granted to employees.

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

Recent pronouncements -In September 2004,. The Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08. “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market parice contingency has been met. EIFT 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company’s operating results or financial position.

In November2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, and amendment of Accounting Research Board No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impast on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based Compensation.” This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in the second quarter of 2003, and restated prior periods at that time. Accordingly, the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

2. FIXED ASSETS.

Fixed assets consist of the following as of December 31, 2004:

Furniture and fixutres	$ 22,202
Computer Equipment	16,910
39,112
Less: accumulated depreciation	3,409

Fixed assets, net	$ 35,703

3.	PREPAID EXPENSES.

During 2004, the Company contracted with a formulator to develop skin care products. As part of the contract, the formulator received a prepayment of $20,000. Based on expected completion dates for the formulas, the Company determined that $10,625 had been used at the end of the year, resulting in a remaining overpayment of $9,375.

4. SHORT TERM NOTE PAYABLE

During the year, the Company entered into an agreement to purchase furniture in anticipation of relocating its offices. The total principal of $10,500 is due in May 2005. The note carries a 0% interest rate.

5.	NOTE PAYABLE - RELATED PARTIES

The Company owes $200,000 to the former President of MW Medical. The note was due December 31, 2004 and carries an interest rate of 10% per annum. Accordingly, interest of $10,000 has been recorded.

6. CAPITAL STOCK TRANSACTIONS.

Preferred stock - The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of December 31, 2004, there were no preferred shares issued or outstanding.

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

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

6. CAPITAL STOCK TRANSACTIONS (continued)

During the third quarter, 300,000 shares of common stock were issued to three individuals under separate contracts for consulting services. The services were valued at $2,634,375. At December 31, 2004, the full amount has been used and expensed as consulting and professional fees.

As discussed in Note 1, the Company had completed the Merger Transaction on June 21, 2004. As a result, the outstanding common stock of the Company prior to the Merger Transaction totaling 667,726 shares has been accounted for as if such shares were issued since this transaction has been accounted as a quasi-reorganization or reverse-merger.

7.	COMMON STOCK OPTIONS

During the year, the Company issued common stock options to outside consultants. The Company issued 415,000 options with an exercise price of $.50 and 20,000 options with an exercise price of $1.00. Using the Black-Scholes option pricing model, the fair value of the options was determined to be $1,081,092.

8.	SUBSEQUENT EVENTS

On January 24, 2005, the Company entered into an agreement with Opus One Inc. (“Opus”) to retain them as their sole provider of pomace, an essential ingredient in the formulae of the Company’s product line.

ITEM 8:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any change or disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer, Mr. Parrish Medley and the Company’s Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, the Company's Officers concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

ITEM 8B: OTHER INFORMATION

There have been no actions taken by the Company during the fourth quarter of the year that were required to be disclosed in a report on Form 8-K.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following information sets forth the names of our directors and executive officers, their ages and their present positions with the Company as of December 31, 2004. The directors serve for a term of one year or until the next annual meeting of the shareholders. Each officer serves at the discretion of the Board of Directors.

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

Margaret Robley became our chief financial officer on June 21, 2004. She is a CPA with over 25 years of experience in finance and managerial accounting with emphasis in analytical accounting, financial management, and tax law. Ms. Robley is also the CFO at R & R Business Management, a firm she co-founded in 1996. R & R Business Management manages and controls the finances of corporations and high level entertainment personalities. In addition, from May of 1999 through April of 2001, Ms. Robley was an associate with NKS Management, Inc. (now Loring Ward), one of the largest business management firms in the greater Los Angeles area. From 1990 through April 1998, Ms. Robley was an associate with Gelfand, Renner and Feldman, the business management division of Price Waterhouse Coopers and the largest business management firm in the greater Los Angeles area with offices in New York and London. Ms. Robley earned her undergraduate degree in Business/Accounting from Columbia College in 1982 and a Masters in Business Administration from Chapman College in 1985. In 1992, she earned her Masters in

Taxation from California University, Northridge. She earned her CPA designation in 2002 and is licensed to practice in California and before the IRS as an Enrolled Agent.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, other than what has been already reported, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Term of Office

Our Directors are appointed for a one-year term to hold office until the next annual general meeting of our holders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors is acting as our audit committee under the direction of one of our independent directors.

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

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Parrish Medley, President, Chief Executive Officer, and Director	0	0	1
Carol Mondavi, Chairman of the Board	0	0	1
Josh Levine, Director, Secretary & Treasurer	0	0	1
Margaret Robley, Chief Executive Officer	0	0	1

Code of Ethics Disclosure Compliance

The Company has a Code of Ethics that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as described in sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The code of ethics is attached hereto as Exhibit 14.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities for the three most recent fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Parrish Medley	President, CEO, Director	2004 2003 2002	40,000 0 0	0 0 0	40,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Josh Levine	Secretary, Treasurer, Director	2004 2003 2002	44,000 0 0	0 0 0	11,000 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Carlo Mondavi	Chairman of the board of director	2004 2003 2002	64,000 0 0	0 0 0	15,900 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Margaret Robley	CFO	2004 2003 2002	0 0 0	0 0 0	4,131 0 0	0 0 0	0 0 0	0 0 0	0 0 0

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class(1)
Common Stock	Parrish Medley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,716,085	16.2%
Common Stock	Carlo Mondavi 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	5,073,658	47.4%
Common Stock	Josh Levine 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,144,057	10.7%
Common Stock	Margaret Robley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	0	0%
Common Stock	All executive officers and directors as a group	7,933,800	76.3%

(1)	The percent of class is based on 10,713,360 shares of common stock issued and outstanding as of December 31, 2004.

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

Securities Authorized for Issuance Under Equity Compensation Plans

We have not issued any securities to our officers or directors under our existing incentive stock option plan.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13: EXHIBITS

Exhibit Number	Description
14	Code of Ethics
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2003 and 2004 as well as fees paid to our auditors for the review of our 10QSBs filed during the same periods, were $10,500 and $10,967 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $500 and $0 for the fiscal years ended December 31, 2003 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2003 and 2004 were $0 and $0 respectively.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

By:                  /s/ Parrish Medley
Parrish Medley
President, Chief Executive Officer, & Director
Date: April 15, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  /s/ Parrish Medley
                        Parrish Medley, President, Chief Executive Officer & Director
Date: April 15, 2005

                        /s/ Carlo Mondavi
Carlo Mondavi, Director and Chairman of the Board
Date: April 15, 2005

                        /s/ Josh Levine
                        Josh Levine, Director
Date: April 15, 2005

                        /s/ Margaret Robley
                        Margaret Robley, Chief Financial Officer
Date: April 15, 2005