Form 10QSB
period 2005-03-31
DAVI SKIN, INC.
filed 2005-05-23
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ____________ to __________

Commission File Number: 001-14297

Davi Skin, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 North Canon Drive, Suite 328, Beverly Hills, California 90210
(Address of principal executive offices)

310-205-9907
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,718,360 common shares as of March 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of March 31, 2005.
(b)	Consolidated Statement of Operations for the quarter ended March 31, 2005 and for the period from March 24, 2004 (date of inception) to March 31, 2005;
(c)	Consolidated Statement of Cash Flow for the quarter ended March 31, 2005 and for the period from March 24, 2004 (date of inception) to March 31, 2005 ;
(d)	Notes to Financial Statements.

These unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2005 are not necessarily indicative of the results that can be expected for the full year.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2005

ASSETS

Current Assets
Cash	$1,921,750
Certificate of deposit	153,862
TOTAL CURRENT ASSETS	2,075,612

Fixed assets, net of accumulated depreciation of $6,064	33,048

Other Assets
Deposits	3,700

TOTAL ASSETS	$2,112,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$63,432
Short term note payable	10,500
Notes payable - related parties	215,000
Funds received Pending Stock Cert. Issuance	1,519,091

TOTAL CURRENT LIABILITIES	1,808,023

Stockholders’ Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	0
Common stock; $.001 par value; 90,000,000 shares authorized,
10,718,360 shares issued and outstanding	10,718
Additional paid-in capital	4,251,334
Accumulated deficit during development stage	(3,957,715)

TOTAL STOCKHOLDERS’ EQUITY	304,337

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,112,360

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter	Period from
		3/24/2004
		(Date of
	Ended	Inception) to
	March31,	March 31,
	2005	2005
Revenues	$0	0
Cost of revenues	0	0

Gross Profit (Loss)	0	0

Operating expenses
Selling, general and administrative	130,682	955,937
Depreciation	2,655	6,064
Consulting fees	138,478	2,396,481
Professional fees	46,725	590,907
	318,540	3,949,389

(Loss) From Operations	(318,540)	(3,949,389)

Other income (expenses)
Interest expenses	(5,000)	(15,000)
Interest income	1,476	6,674
	(3,524)	(8,326)
NET (LOSS)	$(322,064)	$(3,957,715)

Basic (loss) per common share	$(.03)

Basic weighted average common shares outstanding	$10,521,806

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		Period from
	For the quarter	3/24/2004
	Ended March 31,	(date of inception)
	2005	March 31, 2005

OPERATING ACTIVITIES
Net (loss)	$(322,064)	$(3,957,715)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock based compensation and expenses	0	2,990,304

Depreciation and amortization	2,655	6,064
Accrued interest	5,000	15,000
Changed in operating assets and liabilities:
Certificate of Deposit	59,090	(153,862)
Prepaid expenses	9,375	0
Deposits	0	(3,700)
Accounts payable	24,272	63,432
Short term notes payable	0	10,500
Notes payable-related party	0	200,000

Net Cash (Used) By
Operating Activities	(121,672)	(829,977)

INVESTING ACTIVITIES
Purchase of fixed assets	0	(39,112)

Net Cash (Used) By
Investing Activities	0	(39,112)

FINANCING ACTIVITIES
Proceeds from stock transactions	1,537,291	2,790,839

Net Cash Provided by
Financing Activities	1,537,291	2,790,839

Net change in cash and cash equivalents	1,415,619	1,921,750

Cash beginning of period	506,131	0

Cash end of period	$1,921,750	$1,921,750

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davi Skin, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2004.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

History - On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.             DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
                (continued)

Development stage company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises.” A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $3,957,715 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Cash and Cash Equivalents - The Company considers all highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

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

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.           DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
              (continued)

Fixed Assets (continued)
The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related un-discounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fair value of financial instruments - Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

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

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $4,000,000 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through December 31, 2004.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.             DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
                (continued)

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through March 31, 2005, there were no stock options and/or warrants granted to employees.

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employees options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3.             RELATED PARTY TRANSACTIONS

The Company owes $200,000 to the former President of MW Medical. The note was originally due December 31, 2004 and carries an interest rate of 10% per annum. Accordingly, interest of $15,000 has been recorded. During the quarter, the creditor agreed to extend the due date of the note until December 31, 2005.

4.             STOCK ACTIVITY

During the quarter, the Company issued 5,000 shares of common stock as a result of options being exercised. The options were exercised at $2 per share resulting in proceeds of $10,000.

During the quarter, the Company sold equity securities through two separate offerings without registration under the Securities Act of 1933. Shares purchased through the offerings were not issued until April 2005, however, proceeds from the sales were received prior to March 31, 2005. Consequently, at March 31, 2005, the Company has booked a liability of $1,519,091 pending the stock issuance. All of the stock purchased was subsequently issued in April, 2005.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Plan of Operation

Our current plan of operation is to aggressively pursue the development, manufacture, distribution and sale of our planned skin care line of products. We are currently in the process of developing our skin crème product line. Once the development of these products is complete, we plan to start manufacturing and marketing them to consumers through high-end retailers and distributors.

1.	Development

We are currently in the development process, which we see as involving two basic phases: (1) creating the products with a formulator; and (2) testing the formulations as they are developed.

We have a contract with a formulator to create a series of skin crème products, including the following:

1.	Cleanser;
2.	Facial Scrub;
3.	Eye Cream;
4.	Revitalizing Moisturizer;
5.	Daily Moisturizer with an SPF rating for sun protection;
6.	Intensive treatment serum; and
7.	Purifying Clay Mask

We have developed formulations for our products using a proprietary bio complex blend of 10 different raw materials, which we intend to be consistent across all of the products we develop. The key items will be the materials containing the anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage and thereby also supporting our anti-aging goals.

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

We consider these formulations as they are being developed and tested to be proprietary, and thus have been and will remain vigilant in protecting the details of our developing product mix.

We plan to be through the formulation portion of the development process shortly so that we can commence testing of the products before manufacturing. Our testing will be conducted by the company we hire to manufacture our products. We intend to test all of the products for stability and compliance with the standards promulgated by the Cosmetic Toiletry Fragrance Association (“CTFA”), a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

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

We plan to complete our initial manufacturing of the products during the third quarter of 2005, with the ultimate goal of shipping our first product to stores by the end of the year.

4.           Planned Purchases of Equipment

We do not anticipate purchasing any real property or significant equipment during the next twelve (12) months.

5.           Employees

We do not anticipate any significant changes in the number of employees over the next 12 months.

Assets

Our total assets as of March 31, 2005 were $2,112,360. Our assets largely consist of cash in the amount of $1,921,750 and a certificate of deposit in the amount of $153,862. Our assets as of December 31, 2004, were $867,861, including cash and certificates of deposit in the combined amount of $819,802. The increase in our assets from the period ending December 31, 2004, is a result of our sales of additional common stock through the private placements described in Part II, Item 2, below.

Our assets as of December 31, 2004, also included an item of prepaid expense in the amount of $9,375 related to prepayments of $20,000 paid to our formulator to develop our product line. As of March 31, 2005, we have assessed that the formulator has met the terms of the contract relating to the $20,000 prepayment. Accordingly, the amount of prepayment was expensed over the life of the contract as the formulator met certain agreed upon milestones. The amount expensed in 2004 was $10,625 and the remaining $9,375 was expensed in 2005.

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2005 were $1,808,023, consisting of (i) $63,432 in accounts payable, (ii) accrued interest of $15,000, (iii) $10,500 in short term notes payable, (iv) $200,000 in notes payable to a related party, namely the former President of the Company, and (v) funds received pending stock issuances. The accrued interest on the note payable to the related party is $15,000, including $5,000 accrued in this reporting period. The principle and interest were previously due December 31, 2004. However, the creditor agreed to extend the due date to December 31, 2005. We also owe $10,500 under an agreement to purchase furniture. This debt does not bear interest and is due in May 2005.

During the quarter, we received funds related to two stock offerings further described in Part II, Item 2, below. As a result of our internal due diligence procedures, the shares relating to offerings were not issued during the quarter. Accordingly, at March 31, 2005, we have booked a liability of $1,519,091 described as “funds received pending stock certificate issuance” to account for the unissued shares. In April, 2005, the shares were subsequently issued.

As of March 31, 2005, the Stockholders’ Equity was $304,337. As of December 31, 2004, Stockholder’s Equity was $608,201. The decrease of $303,864 during the reporting period is mainly attributable to losses incurred during the quarter, however, we sold securities that helped to reduce the decrease in Stockholder’s Equity. The sale of those securities are described in Part II, Item 2, below.

Liquidity and Capital Resources

On March 31, 2005, we had current assets consisting of cash and certificates of deposit in the combined amount of $2,075,612. As of December 31, 2004, we had current assets consisting of cash and certificates of deposit in the combined amount of $819,802. The increase in our cash position from the period ending December 31, 2004, is primarily attributable to the sales of common stock in our private equity offering as described in Part II, Item 2, below.

We expect that our current cash on hand will be sufficient to fund our operations for approximately the next twelve (12) months and meet our requirements for completing our product, packaging, and marketing.

Off Balance Sheet Arrangements

As of March 31, 2005, there were no off balance sheet arrangements.

Going Concern

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Parrish Medley, and our Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not currently a party to any material litigation and to our knowledge, no such proceedings are threatened or contemplated.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the period ended March 31, 2005, we sold additional equity securities through two separate offerings without registration under the Securities Act of 1933.

During the period we raised $1,028,685 by selling units consisting of warrants and shares of our common stock to four (4) foreign investors in an offering exempt from registration pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. Each unit sold consists of two (2) shares of our common stock and one (1) warrant to purchase an additional share of common stock at $4.50, exercisable for 24 months. We paid a finder’s fee of $95,368.50 to Taro Yamakawa, a Japanese National, in connection with these sales. These sales were part of our ongoing effort to raise capital by selling one million seven hundred fifty thousand (1,750,000) such units to foreign investors. We anticipate completing this offering in the second quarter of 2005. Each purchaser represented to us that he or she was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each purchaser was granted registration rights for the shares and warrants they purchased. As of March 31, 2005, the Company had not issued the shares purchased under the offering, even though funds had been received. Consequently, there is a liability shown on the balance sheet equal to the funds received. The shares were subsequently issued in April 2005.

During the period we also sold stock and warrants in an offering exempt from registration by reason of section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder. We sold a total of 146,751 Units to seventeen (17) accredited investors and received total proceeds of $880,506. No commissions were paid. Each Unit sold consists of two (2) shares of our common stock and one (1) warrant to purchase an additional share of common stock at $4.50, exercisable for 24 months. These sales were part of our effort to sell a maximum of 1,750,000 Units to accredited investors in a private equity offering. We anticipate completing this offering in the second quarter of 2005. We did not engage in any general solicitation or advertising. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation D and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each purchaser was granted registration rights for the shares and warrants they purchased. As of March 31, 2005, the Company had not issued the shares purchased under the offering, even though funds had been received. Consequently, there is a liability shown on the balance sheet equal to the funds received. The shares were subsequently issued in April 2005.

In February, 2005 a shareholder exercised his options, receiving 5,000 shares at $2 each. Consequently, the common stock outstanding increased by 5,000 shares from December 31, 2004, and additional paid-in capital increased by $9,995.

Item 3.     Defaults upon Senior Securities

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.

Item 5.     Other Information

See Part II, Item 2, above.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

Date:	May 20, 2005

By:/s/ Parrish Medley Parrish Medley Title: Chief Executive Officer