Form 10QSB
period 2005-06-30
DAVI SKIN, INC.
filed 2005-08-22
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _______ to __________

Commission File Number: 001-14297

Davi Skin, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

301 North Canon Drive, Suite 207, Beverly Hills, California 90210
(Address of principal executive offices)

310-205-9907
(Issuer’s telephone number)
301 North Canon Drive, Suite 328, Beverly Hills, California 90210
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,502,618 common shares as of August 9, 2005

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of June 30, 2005 and December 31, 2004.
(b)	Consolidated Statement of Operations for the three and six month periods ended June 30, 2005 and 2004, and from inception;
(c)	Consolidated Statement of Cash Flows for the three and six month periods ended June 30, 2005 and 2004, and from inception;
(d)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEET
30-Jun-05

ASSETS	As Of	As Of
	June 30,	December 31,
Current Assests	2005	2004
Cash	$128,231	$506,131
Certificate of Deposit	2,037,712	312,952
Prepaid Expenses	-	9,375

TOTAL CURRENT ASSETS	$2,165,943	$828,458

Fixed Assets, net of accumulated depreciation of $9,423	44,489	35,703

Other Assets
Deposits	3,700	3,700

TOTAL ASSETS	$2,214,132	$867,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	71,330	39,160
Notes payable- related parties	220,000	210,000
Funds received pending stock issuances	105,500	10,500

TOTAL CURRENT LIABILITIES	$396,830	$259,660

Stockholders' Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	-	-
Common stock; $.001 par value; 90,000,000 shares authorized,
11,477,453 shares issued and outstanding	11,477	10,713
Additional paid-in capital	6,014,303	4,241,339
Accumulated deficit during developmental stage	(4,201,978)	(3,635,651)
Stock subscriptions receivable	(6,500)	(8,200)

TOTAL STOCKHOLDERS' EQUITY	$1,817,302	$608,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,214,132	$867,861

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
					From the Date of
	Three months ended June 30th		Six months ended June 30,		inception March 21, 2004
	2005	2004	2005	2004	through June 30, 2005

Revenues	-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Operating Expenses
Selling, general and administrative	151,688	175,756	282,370	175,756	1,107,626
Depreciation	3,360	999	6,015	999	9,424
Consulting Fees	65,708		204,186		2,462,189
Professional Fees	27,351		74,077		618,258
Total oper. Expenses	248,107	176,755	566,648	176,755	4,197,497

(Loss) From operations	(248,107)	(176,755)	(566,648)	(176,755)	(4,197,497)

Other Income (expenses)
Interest expenses	(5,005)	-	(10,005)	-	(20,005)
Interest income	8,850	874	10,326	874	15,524
	3,845	874	321	874	(4,481)

NET (LOSS)	(244,262)	(175,881)	(566,327)	(175,881)	(4,201,978)

Basic (loss) per common share	(0.02)	(0.02)	(0.05)	(0.02)

Diluted loss per common share	(0.02)	(0.02)	(0.05)	(0.02)

Basic Weighted average common shares outstanding	11,303,392	9,606,527	10,969,483	9,606,527

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	For the period	For the period	For the period
	from April 1, 2005	from January 1, 2005	from March 21, 2004	From the Date of
	through June 30,	through June 30,	through June 30,	inception March 21, 2004
	2005	2005	2004	through June 30, 2005

OPERATING ACTIVITIES
Net (loss)	$(244,262)	(566,327)	(175,881)	(4,201,978)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock based compensation & expenses	19,636	19,636	2,567	3,009,940
Depreciation and amortization	3,360	6,015	999	9,424
Accrued interest	5,000	10,000		20,000
Changes in operating assets and liabilities:
Change in accounts payable and accrued expenses	-	-	17,889	-
Certificate of Deposit	(1,883,850)	(1,724,760)		(2,037,712)
Prepaid Expenses	-	9,375		-
Deposits	-	-		(3,700)
Accounts payable	(2,603)	21,669		60,829

Short term notes payable	-	-		10,500
Notes payable- related party	-	-		200,000
Net Cash (used) by
Operating Activities	(2,102,719)	(2,224,392)	(154,426)	(2,932,697)

INVESTING ACTIVITIES
Cash flow from investing activities:
Cash outlay for certificate of deposit	-	-	(500,874)	-
Purchase of fixed assets	(14,800)	(14,800)	(20,751)	(53,912)
Net cash used in investing activities	(14,800)	(14,800)	(521,625)	(53,912)

FINANCING ACTIVITIES
Cash flows from financing activities
Proceeds from stock transactions	324,000	1,861,292	765,348	3,114,840
Net cash provided by
Financing Activities	324,000	1,861,292	765,348	3,114,840

Net change in cash and cash equivalents	(1,793,519)	(377,900)	89,297	128,231

Cash beginning of period	1,921,750	506,131	-	-

Cash end of period	$128,231	$128,231	$89,297	$128,231

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM MARCH 24, 2004 TO JUNE 30, 2005
							Accumulated
							Deficit	Total
2004 Stock Transactions	Preferred Stock		Common Stock		Addl. Subscription	Paid In	During devel.	Stockholders
	Shares	Amount	Shares	Amount	Receivable	Capital	Stage	Equity
Balance, 3/21/04
(Date of Inception)	-	$-	-	$-	$-	-	-	-

2004 Issuances
stock to founders,
$.001 per share	-	$-	8,200,000	$8,200		-	-	8,200
					(8,200)			(8,200)
Issuances of common
stock, weighted
average price of $.50
per share	-	$-	1,545,634	$1,546	$-	763,802	-	765,348

Issuance of common
stock related to
acquisition of
MW Medical, Inc.	-	$-	667,726	$667	$-	(198,078)	-	(197,411)

Issuance of common
stock related to
consulting services	-	$-	300,000	$300	$-	3,675,615	-	3,675,915

Net loss	-	$-	-	$-	$-	-	(3,635,651)	(3,635,651)

Balance, December 31, 2004	0	0	10,713,360	10,713	$(8,200)	$4,241,339	$(3,635,651)	$608,201

2005 Stock transactions
Issuances of common
stock, weighted
average price of $.50
per share	-	$-	764,093	$764	$1,700	224,751		227,215

Issuance of common
stock related to
consulting services	-	$-	-	$-	$-	1,548,213	-	1,548,213

Net loss	-	$-	-	$-	$-	-	(566,327)	(566,327)

2005 Stock issuances	-	-	764,093	764	1,700	1,772,964	(566,327)	1,209,101

Balance June 30, 2005	-	-	11,477,453	11,477	(6,500)	6,014,303	(4,201,978)	1,817,302

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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Description of business. Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

History. On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a quasi-reorganization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.             DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
(continued)

Development stage company. The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”. A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from.

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,201,978 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of fiscal year. The Company’s fiscal year end is December 31.

Use of estimates. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. Revenues are recognized when services are rendered and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

Cash and Cash Equivalents. The Company considers all highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of the Company’s cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

Fixed assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

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

Fair value of financial instruments .Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to their short-term nature.

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

Income taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Comprehensive income (loss). The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through June 30, 2005.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.            DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
(continued)

Stock-based compensation. The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through March 31, 2005, there were no stock options and/or warrants granted to employees.

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employee’s options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model.

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

3.            RELATED PARTY TRANSACTIONS

The Company owes $200,000 to the former President of MW Medical. The note was originally due December 31, 2004 and carries an interest rate of 10% per annum. Accordingly, interest of $20,000 has been recorded. The creditor has agreed to extend the due date of the note until December 31, 2005.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

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

We have a contract with a formulator to create a series of skin crème products, including the following:

1.	Cleanser;
2.	Facial Scrub;
3.	Eye Cream;
4.	Revitalizing Moisturizer;
5.	Daily Moisturizer with an SPF rating for sun protection;
6.	Intensive treatment serum;
7.	Purifying Clay Mask;
8.	Toner; and
9.	Lip Treatment

We have developed formulations for our products using a proprietary bio complex blend of 10 different raw materials, which are consistent across all of the products we are developing. The key items are the materials containing the anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage and thereby also supporting our anti-aging goals.

We are currently in the process of testing our new products with our formulator and making adjustments to the formulations where necessary. Our goal is to create an end product that provides consumers with a pleasurable sensory experience, most particularly smell and touch, along with the anti-aging cosmetic results we plan to promote.

We consider these formulations as they are being developed and tested to be proprietary, and thus have been and will remain vigilant in protecting the details of our developing product mix.

We anticipate an end to the initial testing process by the fourth quarter of 2005. Our testing is being conducted by the company we plan to hire to manufacture our products. We are testing all of our products for stability and compliance with the standards promulgated by the Cosmetic Toiletry Fragrance Association (“CTFA”), a self-regulatory organization for the cosmetic industry. This includes various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. In testing stability, analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

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

2.  Manufacture

We are in the process of choosing a manufacturer for our product line, and expect to complete our review and enter into a manufacturing agreement by the fourth quarter 2005. Once engaged, the manufacturer will be expected to further test our initial product formulations during a four to six week period. During this testing, we expect to be making further adjustments to our formulations, requiring that new batches of each product be produced following each change.

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

3.  Marketing and Distribution

Currently, we have no distribution agreements; however, management is in discussions with several skin care companies regarding a joint venture or license agreement, as well as talks with major retailers for distribution arrangements. Management anticipates entering into a strong retail distribution agreement and to develop an international partnership for distribution of our new products before the end of this fiscal year.

4.   Planned Purchases of Equipment

We do not anticipate purchasing any real property or significant equipment during the next twelve (12) months.

5.   Employees

We do not anticipate any significant changes in the number of employees over the next 12 months.

6.   Executive Advisory Board

Our board of directors has created an Executive Advisory Board, assembled to assist our officers in making certain high level planning decisions. While the members of the Executive Advisory Board have no authority over our business operations or any fiduciary or other legal responsibility to us or our shareholders, the board anticipates that their input will provide value to our executives in their decision making processes. This advisory board includes:

Robert G. Mondavi	Founder/Chairman of Robert Mondavi Winery
Timothy J. Mondavi	Vice Chairman of Robert Mondavi Winery
R. Michael Mondavi	Former President and CEO of Robert Mondavi Winery
Michael Johnson	Olympic Gold Medalist and World Record Holder
Jean-Marc Benet	General Manager for Darphin USA, owned by Estee Lauder
Joseph Spellman	President of Mac Cosmetics and Senior Advisor to Estee Lauder Company

Both Mr. Jean-Marc Benet and Mr. Joseph Spellman have numerous years of experience in the cosmetics industry. We believe that the addition of these two gentlemen in particular will be a great asset to the company.

Assets

Our total assets as of June 30, 2005 were $2,214,132. Our assets largely consist of cash in the amount of $128,231 and a certificate of deposit in the amount of $2,037,712. Our assets as of March 31, 2005, were $2,112,360, including cash and certificates of deposit in the combined amount of $2,075,612. The increase in our assets from the period ending March 31, 2005, is a result of our sales of additional common stock through the private placements described in Part II, Item 2, below.

Liabilities and Stockholders Equity

Our total liabilities as of June 30, 2005 were $396,830, consisting of (i) $71,330 in accounts payable, (ii) $220,000 in notes payable to a related party, namely the former President of the Company, and (iii) $105,500 in funds received pending stock issuances. The accrued interest on the note payable to the related party is $20,000, including $5,000 accrued in this reporting period. The principle and interest were previously due December 31, 2004. However, the creditor agreed to extend the due date to December 31, 2005.

During the quarter, we received funds related to two stock offerings further described in Part II, Item 2, below. As a result of our internal due diligence procedures, the units relating to these offerings were not issued during the quarter. Accordingly, at June 30, 2005, we have booked a liability of $105,500 described as “funds received pending stock certificate issuance” to account for the unissued units. The units were issued during the month of August, 2005.

As of June 30, 2005, the Stockholders’ Equity was $1,817,302. As of March 31, 2005, Stockholder’s Equity was $304,337. The increase of $1,512,965 during the reporting period is mainly attributable to sales of our common stock as described in Part II, Item 2, below.

Liquidity and Capital Resources

On June 30, 2005, we had current assets consisting of cash and certificates of deposit in the combined amount of $2,165,943. As of March 31, 2005, we had current assets consisting of cash and certificates of deposit in the combined amount of $2,075,612. The increase in our cash position from the period ending March 31, 2005, is primarily attributable to the sales of common stock in our private equity offering as described in Part II, Item 2, below.

We expect that our current cash on hand will be sufficient to fund our operations for approximately the next twelve (12) months and meet our requirements for completing our product, packaging, and marketing.

Off Balance Sheet Arrangements

As of June 30, 2005, there were no off balance sheet arrangements.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Parrish Medley, and our Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2005, we sold additional equity securities through two separate offerings without registration under the Securities Act of 1933.

During the period we raised $150,000 by selling twenty-five thousand (25,000) units consisting of warrants and shares of our common stock to three (3) foreign investors in an offering exempt from registration pursuant to Regulation S, promulgated under the Securities Act of 1933, as amended. Each unit sold consists of two (2) shares of our common stock and one (1) warrant to purchase an additional share of common stock at $4.50, exercisable for 24 months. We paid a finder’s fee of $18,000 to Taro Yamakawa, a Japanese national, in connection with these sales. These sales were part of our ongoing effort to raise capital by selling one million seven hundred fifty thousand (1,750,000) such units to foreign investors. We anticipate completing this offering in the third quarter of 2005. Each purchaser represented to us that he or she was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each purchaser was granted registration rights for the shares and warrants they purchased. As of June 30, 2005, the Company had not issued all the units purchased under the offering, even though funds had been received. Consequently, there is a liability shown on the balance sheet equal to the funds received. The units are expected to be issued in August, 2005.

During the period we also sold stock and warrants in an offering exempt from registration by reason of section 4(2) of the Securities Act of 1933, as amended, and Regulation D and Rule 506 promulgated thereunder. We sold a total of 52,700 units to fifteen (15) accredited investors and received total proceeds of $263,600. No commissions were paid. Each unit sold consists of two (2) shares of our common stock and one (1) warrant to purchase an additional share of common stock at $4.50, exercisable for 24 months. These sales were part of our effort to sell a maximum of 1,750,000 Units to accredited investors in a private equity offering. We anticipate completing this offering in the third quarter of 2005. We did not engage in any general solicitation or advertising. Each purchaser represented his intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to each purchaser in accordance with Regulation D and the transfer agent affixed the appropriate legends. Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. Each purchaser was granted registration rights for the shares and warrants they purchased. As of June 30, 2005, the Company had not issued all the units purchased under the offering, even though funds had been received. Consequently, there is a liability shown on the balance sheet equal to the funds received. The units are expected to be issued in August, 2005.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2005.

Item 5.     Other Information

None

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

DAVI SKIN, INC.

Date:	August 20, 2005

By:/s/ Parrish Medley Parrish Medley Title: Chief Executive Officer