Form 10QSB
period 2005-09-30
DAVI SKIN, INC.
filed 2005-11-21
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,512,618 common shares as of November 9, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of September 30, 2005.
(b)	Statements of Operations for the three and nine month periods ended September 30, 2005 and 2004, and from inception;
(c)	Statements of Cash Flow for the nine month periods ended September 30, 2005 and 2004, and from inception;
(d)	Notes to Consolidated Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEET

ASSETS	As Of
Sept 30,
Current Assets	2005
Cash	$34,145
Certificate of Deposit	1,831,086
Prepaid Expenses	3,162

TOTAL CURRENT ASSETS	$1,868,393

Fixed Assets, net of accumulated depreciation of $12,785	47,627

Other Assets
Deposits	11,505

TOTAL ASSETS	$1,927,525

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	45,727
Short term notes payable	-
Notes payable- related parties	225,000

TOTAL CURRENT LIABILITIES	$270,727

Stockholders' Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	-
Common stock; $.001 par value; 90,000,000 shares authorized,
11,512,618 shares issued and outstanding	11,512
Additional paid-in capital	4,382,490
Accumulated deficit during developmental stage	(2,656,996)
Prepaid consulting expense	(80,208)
Stock subscriptions receivable	-

TOTAL STOCKHOLDERS' EQUITY	$1,656,798

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,927,525

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
					From the Date of
	Three months ended Sept. 30,		Nine months ended Sept. 30,		inception March 21, 2004
	2005	2004	2005	2004	through Sept. 30, 2005

Revenues	-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Operating Expenses
Selling, general and administrative	208,392	52,126	490,763	227,882	1,312,017
Depreciation	4,288	1,229	10,303	2,228	13,712
Consulting Fees	19,173	716,848	246,275	716,848	952,115
Professional Fees	55,949	524,784	130,026	524,784	180,458
Total oper. Expenses	287,802	1,294,987	877,367	1,471,742	2,458,302

(Loss) From operations	(287,802)	(1,294,987)	(877,367)	(1,471,742)	(2,458,302)

Other Income (expenses)
Interest expenses	(5,000)	(5,000)	(15,005)	(5,000)	(25,005)
Interest income	6,374	2,519	16,701	3,393	21,898
Loss on sale of assets	(534)		(534)		(534)
Sublease rent	3,000		3,000		3,000
Total other income (expense)	3,840	(2,481)	4,162	(1,607)	(641)

NET (LOSS)	$(283,962)	$(1,297,468)	$(873,205)	$(1,473,349)	$(2,458,943)

Basic (loss) per common share	$(0.02)	$(0.02)	$(0.09)	$(0.02)

Diluted loss per common share	$(0.02)	$(0.02)	$(0.09)	$(0.02)

Basic and diluted weighted average common shares outstanding	11,368,716	9,606,527	9,216,205	9,606,527

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004	From the Date of inception March 21, 2004 through September 30, 2005

OPERATING ACTIVITIES
Net (loss)	$(873,205)	$(1,473,349)	$(2,458,943)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Prepaid consulting expense	34,376	0	(80,208)
Stock based compensation & expenses	0	1,246,005	1,160,026
Depreciation and amortization	10,303	2,229	12,785
Accrued interest	15,000	5,000	25,000

Changes in operating assets and liabilities:
Prepaid Expenses	6,213	(12,450)	(3,162)
Deposits	(7,805)	0	(11,505)
Accounts Payable	6,567	26,820	45,727

Net Cash used by
Operating Activities	$(808,551)	$(205,745)	$(1,310,286)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificate of deposit	(1,518,134)	(500,875)	(1,831,086)
Sale of fixed assets	2,273	-	2,273
Purchase of fixed assets	(24,500)	(25,520)	(62,685)
Net cash used by
investing activities	$(1,540,361)	$(526,395)	$(1,891,498)
FINANCING ACTIVITIES
Cash flows from financing activities
Proceeds from stock transactions	1,887,426	765,348	3,035,929
Short term notes payable	(10,500)	-	0
Notes payable- related party	-	-	200,000
Net cash provided by
financing activities	$1,876,926	$765,348	$3,235,929

Net change in cash and cash equivalents	(471,986)	33,208	34,145

Cash beginning of period	506,131	0	-

Cash end of period	$34,145	$33,208	$34,145

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

 The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.         DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business. Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved inthe establishment and development of an all-natural grape-based skin care line.

History. On June 21, 2004, the Companycompleted and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), aprivately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company.  As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis.  The Agreement further provided forCompany’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company.  This transaction has been accounted for as a recapitalization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded.  Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada).  Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

DAVISKIN, INC.

(formerly MW Medical, Inc.)

(A Development State Company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

2.         DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

            (continued)

Development Stage Company. The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced; there has been no significant revenue there from.

Going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,458,943 since its inception and may require additional capital for its operational activities.  The Company’s ability to raise additional capital through the future issuances of the common stock is unknown.  Obtaining additional financing and attainingprofitable operations are necessary for the Company to continue operations.  The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Fair value of financial instruments. Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments”, requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities, which are deemed to be financial instruments.  The carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to theirshort-term nature.

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  Stock options representing 398,800 common shares were excluded from the computation because the effect was antidilutive.  Stock option are antidilutive when the results from operations are a net loss, as is the case for the for the period ended September 30, 2005 and from inception to September 30, 2005, or when the exercise price of the options is greater than the average market price of the common stock for the period.

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

DAVISKIN, INC.

(formerly MW Medical, Inc.)

(A Development State Company)

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred.  No advertising costs have been incurred from March 21, 2004 (date of inception) through September 30, 2005.

DAVISKIN, INC.

(formerly MW Medical, Inc.)

(A Development State Company)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(continued)

2.         DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

            (continued)

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees.  Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option.  For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.  For theperiod from March 21, 2004 (date of inception) through September 30, 2005, there were no stock options and/or warrants granted to employees.

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

3.         RELATED PARTY TRANSACTIONS

The Company owes $200,000 to the former President of MW Medical.  The note was originally due December 31, 2004 and carries an interest rate of 10% per annum.  Accordingly, interest of $25,000 has been recorded.  The creditor has agreed to extend the due date of the note until December 31, 2005.

4.         STOCK ACTIVITY

During the quarter, the Company sold no equity securities without registration under the Securities Act of 1933.  All of the stock purchased prior to June 30, 2005 was issued in July 2005 and the liability of $105,500 was reversed.

DAVISKIN, INC.

(formerly MW Medical, Inc.)

(A Development State Company)

5.         EQUITY SECURITIES OFFERINGS

On January 1, 2005, the Company commenced two separate equity securities offerings.  The first offering (“offering one”) is targeted to Non-United States investors and the second offering (“offering two”) is targeted to domestic investors.  Both offerings allow the investor to purchase one unit, consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.50, exercisable for 24 months.  The purchase price of each unit is $6.00.  The market price of the Company’s common stock on the date of offering was $5.25.  There is no vesting period for the warrants; however, they are only exercisable for 24 months after the date of purchase.  During the quarter ended September 30, 2005, no units were sold from offering one and no units were sold from offering two.  As of September 30, 2005, a total of 198,947 and 199,451 units have been sold from offering one and offering two, respectively.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,”“expect,”“intend,”“anticipate,”“estimate,”“project,”“prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion as well as in our other filings with the Securities and Exchange Commission.

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

In the first quarter of 2004, we entered into a Consulting Agreement with Barlo Labs to create a series of skin crème products. Each product was considered a separate project and the agreement called for the payment of $7,500 per project to Barlo Labs, one-third payable on initiation, one-third on the approval of the formulation and one-third on the completion of the project. There was an additional payment of $500 due per project if packaging compatibility is required. We were also required to pay for travel and other expenses for safety testing and manufacturing of test batches made for submissions and product evaluation.

In August 2005, Barlo had completed and billed us for four projects, including the creation of an:

1.	Eye Cream;
2.	Revitalizing Moisturizer;
3.	Daily Moisturizer with an SPF rating for sun protection;
4.	Intensive treatment serum; and

In July 2005, we entered into a Technical Assistance Agreement with Raffaello Research Laboratories, Inc. for the formulation, testing and evaluation of the following five products:

1. Cleanser
2. Toner
3. Lip Treatment
4. Face Clay Mask
5. Face Scrub Exfoliant

In addition, Raffaello will be providing us with assistance in the selection of outside manufacturers and raw material suppliers and a review of label copy and promotional materials. Raffaello is paid on a monthly basis at a rate of $4,000 per month beginning July 18, 2005 through July 17, 2006, plus reasonable out of pocket expenses. This payment can be renegotiated at any time with 30 days written notice from Raffaello based on excessive or unreasonable requests on Raffaello’s time during the contract term. No products have been developed as a result of this agreement at this time.

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

We have entered into a Pomace Requirements Agreement with two wineries for the purchase of all our requirements of Pomace in the manufacture of our products. We have agreed to pay one cent ($0.01) per ton of Pomace delivered and the cost of shipping. We estimate that we will be able to fulfill all of our requirements for Pomace through these two agreements. Other raw materials necessary for the production of our products will ultimately be sourced and obtained by our manufacturer when we have entered into a manufacturing agreement. We currently do not have a complete list of raw materials, but believe that the anticipated raw materials for our products will be readily available from various sources at reasonable costs for the production of our products.

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

We hope to be through the formulation portion of the development process within the first quarter of 2006 so that we can commence testing of the products before manufacturing. Our testing will be conducted by the company we hire to manufacture our products. We intend to test all of the products for stability and compliance with the Cosmetic Toiletry Fragrance Association (“CTFA”) standards, a self-regulatory organization for the cosmetic industry. This will include various types of tests, including product safety, preservative efficacy, package stability, and assay testing for all products, including over the counter ingredients. Testing stability involves a three month period where analysts are looking for changes in viscosity (thickness), appearance and odor at various temperatures to help determine shelf life, expiry dates, and other things.

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

We are in the process of choosing a manufacturer for our product line, and expect to complete our review and enter into a manufacturing agreement by the first quarter 2006. Once engaged, the manufacturer will be expected to further test our initial product formulations during a four to six week period. During this testing, we expect to be making further adjustments to our formulations, requiring that new batches of each product be produced following each change.

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

Currently, we have no distribution agreements; however, management is in discussions with several skin care companies regarding a joint venture or license agreement, as well as talks with major retailers for distribution arrangements. Management anticipates entering into a retail distribution agreement and to develop an international partnership for distribution of our new products before the end of this fiscal year.

4. Planned Purchases of Equipment

We do not anticipate purchasing any real property or significant equipment during the next twelve (12) months.

5. Change in President and CEO

On October 31, 2005, Mr. Parrish Medley resigned as our President and Chief Executive Officer and was subsequently appointed as Vice President. There was no known disagreement with Mr. Medley on any matter relating to our operations, policies or practices.

On the same date, the board of directors appointed Mr. Joseph Spellman as President, Chief Executive Officer and to serve as a member of the board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

During the last five years, Mr. Spellman has been acting president of Mac Cosmetics and a senior advisor to the Estee Lauder Company. He is also Chairman of Spellman and Company and the Clarecastle Group, a management group whose clients include the Estee Lauder Companies.  The Clarecastle Group is a holding company for companies such as Steinway & Sons Furniture Care.  Prior to that, Mr. Spellman was Vice President at Elizabeth Arden, a division of Unilever, and served on the board of directors. During his eleven year tenure, he directed the creative development and strategic marketing of many of the company’s most successful brands and helped reposition the company for aggressive growth. He developed new products for Karl Lagerfeld, Fendi, Valentino, Chloe, Nino Cerruti, Elizabeth Taylor and the Elizabeth Arden brand. From 1978 to 1989, Mr. Spellman was Chief Executive Officer of Spellman and Company. The client list included: Estee Lauder, QVC, Bloomingdales, La Prairie, Revlon, Saks Fifth Avenue, Avon, Unilever, IMG, Tiger Woods and Yves St. Laurent. He served as Vice President of Marketing for Estee Lauder, Inc. from 1975 to 1978. Mr. Spellman was Director of Marketing, as well as Vice President for Revlon, Inc. from 1970 to 1975. He served as Senior Account Executive for Grey Advertising, Inc. from 1965 to 1970.

There are no family relationships between Mr. Spellman and any of our directors or executive officers.

Mr. Spellman has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years. He is also a member of our Advisory Board.

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
R. Michael Mondavi          Former President and CEO of Robert Mondavi Winery
Michael Johnson        Olympic Gold Medalist and World Record Holder
Jean-Marc Benet         General Manager for Darphin USA, owned by Estee Lauder
Joseph Spellman               President of Mac Cosmetics and Senior Advisor to Estee Lauder Company

Assets

Our total assets as of September 30, 2005 were $1,927,525. Our assets largely consist of cash in the amount of $34,145 and a certificate of deposit in the amount of $1831086. Our assets as of December 31, 2004, were $867,861, including cash and certificates of deposit in the combined amount of $819,083. The increase in our assets from the period ending September 30, 2005, is a result of our sales of additional common stock through the private placements.

Liabilities and Stockholders Equity

Our total liabilities as of September 30, 2005 were $270.727, consisting of $45,727 in accounts payable and $225,000 in notes payable to a related party, namely the former President of the Company. The accrued interest on the note payable to the related party is $25,000, including $5,000 accrued in this reporting period. The principle and interest were previously due December 31, 2004. However, the creditor agreed to extend the due date to December 31, 2005.

As of September 30, 2005, the Stockholders’ Equity was $1,656,798. As of December 31, 2004, Stockholder’s Equity was $608,201. The increase of $1,048,597 during the reporting period is mainly attributable to sales of our common stock.

Liquidity and Capital Resources

On September 30, 2005, we had current assets consisting of cash, certificates of deposit, and prepaid expenses in the combined amount of $1,868,393. As of December 31, 2004, we had current assets consisting of cash, certificates of deposit, and prepaid expenses in the combined amount of $828,458. The increase in our cash position from the period ending December 31, 2004, is primarily attributable to the sales of common stock in our private equity offering.

We expect that our current cash on hand will be sufficient to fund our operations for approximately the next twelve (12) months and meet our requirements for completing our product, packaging, and marketing.

Off Balance Sheet Arrangements

As of September 30, 2005, there were no off balance sheet arrangements.

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

Non-Reliance on Previously Issued Financial Statements

Our board of directors, upon the advice and recommendation of our accountants, determined that we should reclassify certain pre-paid consulting expenses incurred in 2004 from an expense to equity. This action will result in a decrease in our net loss and an increase to prepaid consulting fees. The net effect on stockholder’s equity as reported in our form 10KSB for the year end 2004 and our interim quarterly reports for the quarters ended March 31, 2005 and June 30, 2005 was nil. The issue arose from a bookkeeping error which inadvertently identified the pre-paid consulting as an expense.

We have also reclassified the deficit that arose from the operations of MW Medical. The reclassification resulted in an increase to additional paid in capital and an increase to accumulated deficit. The net effect was nil.

We have also reclassified notes payable as shown in our Statement of Cash Flows for these periods from Operating Activities to Financing Activities.

These matters were discussed and agreed upon with our auditors.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Joseph Spellman and Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

During the nine month period ended September 30, 2005, we sold additional equity securities through two separate offerings which were exempt from registration under Regulation S and Regulation D of the Securities Act of 1933.  No additional equity was sold in the quarter ended September 30, 2005.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2005.

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

Joseph Spellman

Date:	November 21, 2005

By: /s/ Joseph Spellman Joseph Spellman Title: Chief Executive Officer