Form 10KSB/A
period 2004-12-31
DAVI SKIN, INC.
filed 2006-03-06
CIK 1059577

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

301 North Canon Drive, Suite #207
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
$16, 673, 360 as of April 14, 2005.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
10, 718, 360 Common Shares as of April 14, 2005.

Explanatory Note: We have amended this 10KSB in order to integrate certain restatements involving our financials reporting, see Note 8 to our Consolidated Financial Statements and made certain enhancements to the disclosure provided in our Management’s Discussion and Analysis or Plan of Operations.

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

Luxury

The luxury segment of the skin care market involves high-end products, sold in department stores such as Neiman Marcus, Barneys and Saks Fifth Avenue. Skin crème products in this market segment will generally be priced over $70. Examples of product lines sold in these markets, include La Prairie, Sisley, Crème de la Mer and Aqua di parma. We are planning to position our products in this market.

Prestige

The prestige segment of the skin care market involves quality products, sold in wide distribution through department stores, brand stores and specialty stores such as Sephora and Ultra. Examples of product lines sold in these markets, include Lancôme, Estee Lauder, L’Occitane and Caudalie.

Masstige

The masstige segment of the skin care market involves discounted products sold primarily in drug stores, high-end discount stores such as Target and Kohl’s and select department stores. Direct sales distributions are also often considered to involve masstige product sales. Skin crème products in this market segment are generally priced below the prestige segment, but higher than the mass segment. This market segment is identified by a higher perceived brand image based on quality, effectiveness and style, and includes product lines such as Neutrogena, L’Oreal and Olay.

Mass

The mass segment of the skin care market involves products sold in grocery and drug stores. These products are generally priced at the lower end of market and this segment of the market includes product lines such as Dove, Herbal Essence, and Aveeno.

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

Among all the brands found in this industry, we consider our closest competitors to be Caudalie. Caudalie is a French spa and skincare line that reflects our product concept and closely resembles our proposed product line. The creators behind Caudalie, are wine makers with a family vineyard located in the wine region of France. The concept of the Caudalie product line, like ours, is an extrapolation on the benefits of the antioxidants and polyphenols found mainly in grape seeds. The advantage of Caudalie over our proposed product in the marketplace at this time is two fold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Caudalie and our proposed product line is expected to be based on the market segment and quality of ingredients that will be included in our products. Unlike Caudalie who is segmented in the prestige market, we expect our product line to be sold in the luxury market. We further expect our brand will use only the highest quality ingredients available, including wine extract, a highly concentrated preparation of antioxidant polyphenols. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity. We are also creating and using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

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

Offices and Key Personnel

Our principal office is presently located at: 301 North Canon Drive, Suite 328, Beverly Hills, California, 90210. Our phone number is 310-205-9907. During the reported period, Parrish Medley was our president; Josh Levine was our treasurer and secretary. Parrish is no longer our President.

Key Employee

During the reported period, Elaine Zameck was our Vice President of Marketing and Product Development and a key employee in our efforts in getting our product developed and marketed. Elaine began her career at L’Oreal Canada, Lancôme division, where she spent her first year with the sales team as an Account Executive and Special Events Coordinator. She was promoted to the Marketing Group as National Product Manager for Fragrances and then to National Product Manager for Skincare. In both roles, Elaine was responsible for forecasting, marketing, collateral development, promotion and new product launches.

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

A native Canadian, fluent in English and French, Elaine holds a Bachelor of Commerce degree from McGill University in Montreal, Quebec. Graduating with honors, she was a recipient of the prestigious Scarlet Key Award for outstanding leadership. Elaine also holds a Certificate of Completion in Art History from the Université Le Mirail de Toulouse, France.  Elaine is no longer our employee.

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
·        Timothy J. Mondavi- Vice Chairman Robert Mondavi Winery
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

Michael Johnson is an Olympic and World Champion track star, winning gold metals in the 200 and 400 meters in 1996 and then defending his Olympic title and winning the gold metal in 2000 in the 400 meters. Mr. Johnson has held a world record in the 400 meters, 200 meters and the 4X400 outdoors and 400 indoors races. He is the 1996 AAU/Sullivan Award winner, and a three time winner of the Jesse Owens Award. Mr. Johnson graduated from Baylor in 1990.  Mr. Johnson is not longer on our Advisory board.

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

Available Information

We file annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and proxy and information statements and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. The public may read and copy these materials at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding our Company and other companies that file materials with the SEC electronically. Our headquarters are located at 301 North Canon Drive, Suite #328Beverly Hills, CA 90210. Our phone number at that address is (310) 205-9907.

Research and Development

We incurred research and development expenditures for the fiscal year ended December 31, 2004 in the amount of $20,000.

Government Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

ITEM 2: DESCRIPTION OF PROPERTY

Currently, we do not own any real estate. We rent office space at 301 North Canon Drive, Suite #207 Beverly Hills, California 90210. We pay $3700.00 per month on a month to month basis.

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

Fiscal Year Ending December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	20.04	5.00
June 30, 2004	10.00	5.00
September 30, 2004	5.00	3.00
December 31, 2004	5.25	2.75

Fiscal Year Ending December 31, 2003
Quarter Ended	High $	Low $
March 31, 2003	10.00	0.00
June 30, 2003	5.00	0.00
September 30, 2003	5.00	0.00
December 31, 2003	20.00	0.00

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

In the first quarter of 2004, we entered into a Consulting Agreement with Barlo Labs to create a series of skin crème products. Each product was considered a separate project and the agreement called for the payment of $7500 per project to Barlo Labs, one-third payable on initiation, one-third on the approval of the formulation and one-third on the completion of the project. There is an additional payment of $500 due per project if packaging compatibility is required. We are also required to pay for travel and other expenses for safety testing and manufacturing of test batches made for submissions and product evaluation.

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

Our total assets as of December 31, 2004 were $867,861. Our asset largely included cash in the amount of $819,082. Nearly all of our assets, were acquired as part of the Merger and acquisition of the new business.

Liabilities And Stockholders Equity

Our total liabilities as of December 31, 2004 were $739,660, $480,000 of which are funds received pending stock certificate issuances.  The stock was subsequently issued in April 2005.  Our total current liabilities consisted largely of: (a) $39,160 in accounts payable; (b) accrued interest of $10,000; and (c) notes payable in the amount of $210,500. The largest obligation we have is to a promissory note owed to our former President.

Results of Operations

We have amended this 10KSB in order to integrate certain restatements involving our financials reporting. As a result, the financial information previously reported in our original 10KSB filing has changed here and in our financial reports. See Note 8 to our Consolidated Financial Statements.

Due to our financial condition and the previous filing of bankruptcy, we had no business operations during the first part of the year and were in the development stage of our new business during the second half of the year. Therefore, we had no operating revenue for the fiscal year ended December 31, 2004.

Our operating expenses were $1,563,942 for the fiscal year ended December 31, 2004. All of our operating expenses in the year ended December 31, 2004 were attributable to our new business operations during the second half of the year and the vast majority of these expenses were related to salary and compensation of consultants and professionals. Much of this compensation was paid in securities of the company rather than in cash.

We incurred a net loss of $1,578,744 for the fiscal year ended December 31, 2004.

Liquidity and Capital Resources

On December 31, 2004, we had cash in the amount of $819,082. We previously wrote off our inventory and assigned it to Ms. Wallace to repay a portion of the secured debt owed to her. Following the merger we acquired certain property and equipment necessary to run the new business and have incurred and capitalized certain research and development expenses.

Off Balance Sheet Arrangements

As of December 31, 2004, there were no off balance sheet arrangements. G

Going Concern

Our independent certified public accountants have stated in their Auditor’s Report included in the Form 10-KSB that we have incurred cumulative net losses of $1,568,744 since our inception. We may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Revenue Recognition

Revenues are recognized when services are rendered and/or delivered. Costs and expenses are recognized during the period in which they are incurred.

ITEM 7: FINANCIAL STATEMENTS

ITEM 7   Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-2  Independent Auditor’s Report

Audited Financial Statements:

F-3  Balance Sheet - December 31, 2004

F-4  Consolidated Statements of Operations - Year Ended December 31, 2004 and For the Period from March 21, 2004 (Inception) through December 31, 2004

F-5  Consolidated Statements of Stockholders’ Equity - For the Period from March 21, 2004 (Inception) through December 31, 2004

F-6  Consolidated Statements of Cash Flows - For the Period from March 21, 2004 (Inception) through December 31, 2004

F-7  Notes to Consolidated Financial Statements

mith & ompany
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

As discussed in Note 8, an error involving a misclassification of notes payable, an error involving a misclassification of an equity item, an incorrect grouping of entries relating to the issuance of stock options to outside consultants with other stock issuances during the same period, and an error resulting in overstatements of previously reported general and administrative expenses for the year ended December 31, 2004 were discovered during the current year. Accordingly, the 2004 balance sheet, statement of stockholders’ equity, statement of cash flows, and statement of operations have been restated to correct the errors.

/s/ Smith & Company
CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 14, 2005, except Note 8
    Which is dated September 2, 2005

4764 South 900 East, Suite 1 • Salt Lake City, Utah 84117-4977
Telephone: (801) 281-4700 • Facsimile: (801) 281-4701
E-mail: smithcocpa@earthlink.net
Members: American Institute of Certified Public Accountants • Utah Association of Certified Public Accountants

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET
December 31, 2004
Restated

ASSETS

Current Assets	$506,131
Cash	312,952
Certificate of deposit	9,375
Prepaid expenses (Note 3)	828,458
TOTAL CURRENT ASSETS

Fixed assets, net of accumulated depreciation of $3,409	35,703
Other Assets
Deposits	3,700

TOTAL ASSETS	$867,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$39,160
Cash received pending stock issuances	480,000
Short term note payable (Note 4)	10,500
Notes payable - related parties (Note 5)	210,000
TOTAL CURRENT LIABILITIES	739,660

Stockholders’ Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized, and no shares issued and outstanding	0
Common stock; $.001 par value; 90,000,000 shares authorized, 10,713,360 shares issued and outstanding	10,713
Additional paid-in capital	2,007,069
Prepaid Consulting Expense	(114,584)
Stock subscriptions receivable	(8,200)
Accumulated deficit during development stage	(1,766,797)

TOTAL STOCKHOLDERS’ EQUITY	128,201
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$867,861

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
Restated

	Year ended December 31, 2004	For the Period from March 21, 2004 Date of inception through December 31, 2004
Revenues	$0	$0
Cost of revenues	0	0

Gross Profit (Loss)	0	0

Operating expenses
Selling, general and administrative	804,261	804,261
Depreciation	3,409	3,409
Consulting fees	705,840	705,840
Professional fees	50,432	50,432
	1,563,942	1,563,942

(Loss) From Operations	(1,563,942)	(1,563,942)

Other income (expenses)
Interest expenses	(10,000)	(10,000)
Interest income	5,198	5,198
	(4,802)	(4,802)

NET(LOSS)	$(1,568,744)	$(1,568,744)

Basic and diluted (loss) per common share	$(.15)	$(.15)
Basic and diluted weighted average common shares outstanding	10,521,806	10,521,806

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM MARCH 21, 2004 TO DECEMBER 31, 2004
Restated

								Accumulated
					Stock	Prepaid	Additional	Deficit During	Total
	Preferred Stock		Common Stock		Subscription	Consulting	Paid In	Development	Stockholders
	Shares	Amount	Shares	Amount	Receivable	Expense	Capital	Stage	Equity
Balance, 3/21/04 (Date of Inception)	0	$0	0	$0	$0	$0	$0	$0	$0
Issuance of common stock to founders, $.001 per share	0	0	8,200,000	8,200	(8,200)	0	0	0	0
Issuances of common stock, weighted average price of $.50 per share	0	0	1,545,634	1,546	0	0	763,802	0	765,348
Issuance of common stock related to acquisition of MW Medical, Inc.	0	0	642,729	642	0	0	0	(198,053)	(197,411)
Issuance of common stock related to consulting services	0	0	325,000	325	0	0	162,175	0	162,500
Prepaid consulting expense related to stock issuances	0	0	0	0	0	(114,584)	0	0	(114,584)
Stock options issued to outside parties	0	0	0	0	0	0	1,081,092		1,081,092
Net loss	0	0	0	0	0	0	0	(1,568,744)	(1,568,744)

Balance, 12/31/2004	0	$0	10,713,363	$10,713	$(8,200)	$(114,584)	$2,007,069	$(1,766,797)	$128,201

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
Restated

For the Period from March 21, 2004 Date of inception through December 31, 2004
OPERATING ACTIVITIES
Net (loss)	$(1,568,744)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock-based compensation and expenses	940,391
Depreciation and amortization	3,409
Accrued interest	10,000
Changed in operating assets and liabilities:
Prepaid expenses	(9,375)
Deposits	(3,700)
Accounts payable	39,160

Net Cash (Used) By
Operating Activities	(588,859)

INVESTING ACTIVITIES

Certificate of deposit	(312,952)
Purchase of fixed assets	(39,112)

Net Cash (Used) By
Investing Activities	(352,064)

FINANCING ACTIVITIES
Proceeds from short term notes payable	10,500
Proceeds from note payable related party	200,000
Proceeds from stock transactions	1,236,554

Net Cash Provided by
Financing Activities	1,447,054

Net change in cash and cash equivalents	506,131

Cash beginning of period	0

Cash end of period	$506,131

NONCASH ACTIVITIES

Issuance of common stock related to prepaid
consulting fees	$162,500

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

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,568,744 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Management feels that the cash flows generated from private placement memorandum offerings of its common stock with provide enough working capital to sustain the Company until it becomes a fully operating entity.

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Stock options representing 398,800 common shares were excluded from the computation because the effect was antidilutive. Stock options are antidilutive when the results from operations are a net loss, as is the case for the year ended December 31, 2004, or when the exercise price of the options is greater than the average market price of the common stock for the period.

Research and Development - The Company expenses research and development costs as incurred. These costs totaled $10,625 for the year ended December 31, 2004.

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

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $1,568,744 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employees options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The Company does not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

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

Recent pronouncements -In September 2004,. The Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08. “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EIFT 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company’s operating results or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, and amendment of Accounting Research Board No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Recent Pronouncements (continued) - The adoption of SFAS 151 is not expected to have a significant impact on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets”, which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment”, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock-based Compensation.” This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in the second quarter of 2003, and restated prior periods at that time. Accordingly, the Company is unable to determine at this time the impact of SFAS No. 123(R) will have on its balance sheet or income statements.

2. FIXED ASSETS.

Fixed assets consist of the following as of December 31, 2004:

Furniture and fixtures	$22,202
Computer equipment	16,910
39,112
Less: accumulated depreciation	3,409
Fixed assets, net	$35,703

3.	PREPAID EXPENSES.

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

In June, the Company entered into consulting agreements in which it agreed to issue 325,000 shares of common stock to three individuals. 50,000 shares were issued after the consulting services were performed. Those shares were valued at $25,000 and were expensed as incurred. The two remaining contracts required consulting services to be performed over a three year period. The 275,000 shares associated with these contracts were issued prior to the performance of the required services and were valued at $137,500. The valuation was based on a number of factors, including: (a) the fact that there was little or no volume on the companies stock at the time of the agreements; (b) the shares as issued were restricted and thus not tradable; (c) the company had just done a 500 to one reverse stock split and thus the price in the market was not reliable; (d) the Company was not operational at that time and had just completed a reverse acquisition; (e) at about the same time, the Company had been selling restricted shares in a private exempt offering at 50 cents per share and had been issuing options at the same price. The contracts for the 275,000 shares will be amortized over the three year term of these agreements. Since the contracts were compensated through the issuance of common stock, the prepaid portion of the consulting expense has been recorded as a contra-equity account. The services were valued at $162,500. At December 31, 2004, $ 47,916 has been used and expensed as consulting and professional fees.

As discussed in Note 1, the Company had completed the Merger Transaction on June 21, 2004. As a result, the outstanding common stock of the Company prior to the Merger Transaction totaling 667,726 shares has been accounted for as if such shares were issued since this transaction and has been accounted as a recapitalization or reverse-merger.

7.	COMMON STOCK OPTIONS

The Board of Directors administers the Company’s stock option plan which provides for the granting of rights to purchase shares to the Company’s directors (including nonemployee directors), executive officers, key employees, and outside consultants. As of December 31, 2004, all options issued under this plan were issued to non-employee outside consultants. No options have been issued to employees. The Board of Directors sets the vesting period and exercise price on a per issuance basis as determined by the purpose of the individual issuance.

During the year, the Company issued common stock options to non-employee outside consultants. The Company issued 415,000 options with an exercise price of $.50 and 20,000 options with an exercise price of $1.00. Using the Black-Scholes option pricing model, the fair value of the options was determined to be $1,081,092. During the process determining the fair value of the options granted, the Company also took into consideration the vesting and exerciseability conditions, the service period, and

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.	COMMON STOCK OPTIONS (continued)

the probability that performance or service conditions will be satisfied. The results of this consideration are reflected in the assumptions used in the Black-Scholes option pricing model as set forth below.

The following table summarized stock option activity for the option plan:

	Options issued to non-employees at $.50	Options issued to non-employees at $1.00
Number of options granted	415,000	20,000
Grant date	July 30, 2004	August 26, 2004
Vesting period for options granted	0 Days	0 Days

Assumptions used to calculate expense using the
Black-Scholes Option Pricing Model:
Stock price at grant date	$3.00	$3.00
Exercise price	$.50	$1.00
Expected life of option	6 months	6 months
Annualized Volatility	105.0%	105.0%
Annual rate of quarterly dividends	0.0%	0.0%
Discount Rate-Bond Equivalent Yield	1.74%	1.74%

8. CORRECTION OF ERRORS

On the Statement of Stockholders’ Equity, the Company erroneously grouped entries relating to the issuance of stock options to outside consultants with other stock issuances during the same period. Corrections have been made to properly present this item. The correction had no effect on total shares issued, additional paid in capital, or total stockholders’ equity. The correction also had no effect on net loss or related per share amounts.

On the Statement of Cash Flows, the Company erroneously listed changes in notes payable as an operating activity instead of a financing activity. Corrections have been made to properly present this item. This correction increased cash used by operation activities as well as increased cash provided by financing activities by $210,500. This correction had no effect on net loss or related per share amounts.

The Company erroneously recorded prepaid consulting expense as an expense when it should have been amortized over the life of the contract. Corrections have been made to properly classify the unamortized portion of the contract as an equity item, since stock was issued as consideration for the contract, and remove the unamortized portion of the contract from the statement of operations. This correction decreased net loss and decreased Stockholders’ Equity by $114,584.

The Company erroneously recorded an accumulated deficit in stockholders’ equity as a reduction to additional paid in capital. Corrections have been made to properly classify the accumulated deficit. This correction increased additional paid in capital and decreased accumulated deficit by$198,053. This correction had no effect on net loss or related per share amounts.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We did not have any change or disagreements with our auditor on any matter of accounting principles or practices, disclosure, or auditing scope or procedure.

ITEM 8A: CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer at the time, Mr. Parrish Medley and the Company’s Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, originally our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, our disclosure controls and procedures were effective. During subsequent periods it was determined that certain of these items were not accurate. Specifically, in October 2005, our board of directors, upon the advice and recommendation of our accountants, determined that we should restate the following items contained in prior filings.

1. On the Statement of Cash Flows, the Company erroneously listed changes in notes payable as an operating activity instead of a financing activity. This correction increased cash used by operation activities and increased cash provided by financing activities by $210,500. This correction had no effect on net loss or related per share amounts.

2. The Company erroneously recorded a prepaid consulting expense as an expense when it should have been amortized over the life of the contract. Corrections have been made to properly classify the unamortized portion of the contract as an equity item, since stock was issued as consideration for the contract, and remove the unamortized portion of the contract from the statement of operations. This correction decreased net loss and decreased Stockholders’ Equity by $114,584.

3. The Company erroneously recorded an accumulated deficit in stockholders’ equity as a reduction to additional paid in capital. This correction increased additional paid in capital and decreased accumulated deficit by $198,053. This correction had no effect on net loss or related per share amounts.

4. On the Statement of Stockholders’ Equity, the Company erroneously grouped entries relating to the issuance of stock options to outside consultants with other stock issuances during the same period. The correction had no effect on total shares issued, additional paid in capital, or total stockholders’ equity. The correction also had no effect on net loss or related per share amounts.

These matters were discussed and agreed upon with our auditors and these restatements were first reported in our Form 10QSB for the period ended September 30, 2005 in Item 2 under the section entitled Non-Reliance on Previously Issued Financial Statements.

As a result, the CEO and CFO have re-evaluated the disclosure controls and procedures and determined that they were not effective and so have made the following changes in our internal controls over financial reporting beginning during the third quarter ended September 30, 2005.

1.	Increase executive scrutiny of company financial reporting;

2.	Increased management involvement in the day to day accounting procedures;
3.	Changed specific procedures on how the company captured information needed for disclosure purposes; and
4.	Changed certain outside accounting contractors.

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

Parrish Medley is our president, CEO and a Director. Mr. Medley has over fifteen years experience in the securities and investment banking industry with service as a manager and financial consultant for numerous registered broker/dealers, including Bear Stearns & Co. Since 1997, Mr. Medley has worked as a venture capitalist and a private money manager. From 1990 to 1997, Mr. Medley founded and grew Palm Beach Tan, Inc., into a multi-chain business before selling it to a group of private investors. Mr. Medley graduated from Southern Methodist University in 1986 with a Bachelors degree in Business Administration.  Mr. Medley has subsequently been replaced as CEO of the company by Joseph Spellman, but remains as our Vice President and member of our board of directors.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature Of Beneficial Owner	Percent of Class(1)
Common Stock	Parrish Medley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,716,085	16.2%
Common Stock	Carlo Mondavi 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	5,073,658	47.4%
Common Stock	Josh Levine 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,144,057	10.7%
Common Stock	Margaret Robley 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	0	0%
Common Stock	All executive officers and directors as a group	7,933,800	76.3%

(1)	The percent of class is based on 10,713,363 shares of common stock issued and outstanding as of December 31, 2004.

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

Davi Skin, Inc.

By:                  /s/ Joseph Spellman
Joseph Spellman
Chief Executive Officer & Director
Date: March 2, 2005

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Joseph Spellman
Joseph Spellman
Chief Executive Officer & Director
Date: March 2, 2005

/s/ Parrish Medley
Parrish Medley, Vice President & Director
Date: March 2, 2005

/s/ Carlo Mondavi
Carlo Mondavi, Director and Chairman of the Board
Date: March 2, 2005

/s/ Josh Levine
Josh Levine, Director
Date: March 2, 2005

/s/ Margaret Robley
Margaret Robley, Chief Financial Officer
Date: March 2, 2005