Form 10QSB/A
period 2005-03-31
DAVI SKIN, INC.
filed 2006-03-06
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

Explanatory Note: We have amended this 10QSB in order to integrate certain restatements involving our financials reporting, see Note 6 to our Consolidated Financial Statements.

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

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET (UNAUDITED)
March 31, 2005
Restated

ASSETS

Current Assets
Cash	$1,921,750
Certificate of deposit	153,862
TOTAL CURRENT ASSETS	2,075,612

Fixed assets, net of accumulated depreciation of $6,064	33,048

Other Assets
Deposits	3,700

TOTAL ASSETS	$2,112,360

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$63,432
Short term note payable	10,500
Notes payable - related parties	215,000
Funds received pending stock issuance	2,007,291

TOTAL CURRENT LIABILITIES	2,296,223

Stockholders’ Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	0
Common stock; $.001 par value; 90,000,000 shares authorized,
10,718,360 shares issued and outstanding	10,718
Additional paid-in capital	2,017,064
Stock subscriptions receivable	(8,200)
Prepaid consulting expense	(103,126)
Accumulated deficit during development stage	(2,100,319)

TOTAL STOCKHOLDERS’ EQUITY	(183,863)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,112,360

 See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the quarter Ended March 31, 2005 - Restated		Period from 3/24/2004 (Date of Inception) to March 31, 2005
Revenues	$0		$0
Cost of revenues	0		0

Gross Profit (Loss)	0		0

Operating expenses
Selling, general and administrative	130,682		934,943
Depreciation	2,655		6,064
Consulting fees	149,936		855,776
Professional fees	46,725		97,157
	329,998		1,893,940

(Loss) From Operations	(329,998)		(1,893,940)

Other income (expenses)
Interest expenses	(5,000)		(15,000)
Interest income	1,476		6,674
	(3,524)		(8,326)
NET(LOSS)	$(333,522)		$(1,902,266)

Basic and diluted (loss) per common share	$(.03)	$

Basic and diluted weighted average common shares outstanding	$10,521,806

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the quarter Ended March 31, 2005 - Restated	Period from 3/24/2004 (date of inception) March 31, 2005
OPERATING ACTIVITIES
Net (loss)	$(333,522)	$(1,902,266)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Stock based compensation and expenses	0	940,391
Prepaid consulting expense	11,458	11,458
Depreciation and amortization	2,655	6,064
Accrued interest	5,000	15,000
Changed in operating assets and liabilities:
Prepaid expenses	9,375	0
Deposits	0	(3,700)
Accounts payable	24,272	63,432

Net Cash (Used) By
Operating Activities	(280,762)	(869,621)

INVESTING ACTIVITIES

Certificate of deposit	159,090	(153,862)
Purchase of fixed assets	0	(39,112)

Net Cash (Used) By
Investing Activities	159,090	(192,974)

FINANCING ACTIVITIES
Short term notes payable	0	10,500
Notes payable-related party	0	200,000
Proceeds from stock transactions	1,537,291	2,773,845

Net Cash Provided by
Financing Activities	1,537,291	2,984,345

Net change in cash and cash equivalents	1,415,619	1,921,750

Cash beginning of period	506,131	0

Cash end of period	$1,921,750	$1,921,750

NONCASH ACTIVITIES

Issuance of common stock related to prepaid
consulting fees	$0	$2,634,375

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
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

2.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
(continued)

Development stage company - The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises.” A development-stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from.

Going concern - The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $1,902,266 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options representing 398,800 common shares were excluded from the computation because the effect was antidilutive. Stock option are antidilutive when the results from operations are a net loss, as is the case for the for the period ended March 31, 2005 and from inception to March 31, 2005, or when the exercise price of the options is greater than the average market price of the common stock for the period.

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

As of March 31, 2005, the Company has available net operating loss carryovers of approximately $2,000,000 that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss) - The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs - Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through March 31, 2005.

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

During the quarter, and in December 2004, the Company sold equity securities through two separate offerings without registration under the Securities Act of 1933. Shares purchased through the offerings were not issued until April 2005, however, proceeds from the sales were received prior to March 31, 2005. Consequently, at March 31, 2005, the Company has booked a liability of $2,007,291 pending the stock issuance. All of the stock purchased was subsequently issued in April, 2005.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

5.    EQUITY SECURITIES OFFERINGS

In January of 2005, the Company commenced two separate equity securities offerings. The first offering, exempt from registration under Regulation S of the Securities Act of 1933 (“Reg. S Offering”), is targeted to Non-United States investors, and the second offering, exempt from registration under Rule 506 of Regulation D of the Securities Act of 1933 (“Reg. D Offering”) is targeted to domestic investors. Both offerings allow the investor to purchase one unit, consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.50, exercisable for 24 months. The purchase price of each unit is $6.00. The market price of the Company’s common stock on the date of offering was $5.25. There is no vesting period for the warrants; however, they are only exercisable for 24 months from the date of purchase. At March 31, 2005, 173,947 units had been sold from the Reg. S Offering and 146,751 units had been sold from the Reg. D Offering.

6.  RECLASSIFICATIONS

On the Statement of Cash Flows, the Company previously and erroneously classified notes payable as an operating activity. The Statement has been corrected to present activity relating to notes payable as a financing activity.

On the Statement of Cash Flows, the Company erroneously listed changes in certificates of deposit as an operating activity instead of an investing activity. Corrections have been made to properly present this item. Further, a typographical error resulted in changes in certificates of deposit being listed as an incorrect number. The correct amount of the change was $159,090. Previously, changes in certificates of deposit was listed as $59,090 as a change in operating activities. After the necessary corrections were made, changes in certificates of deposit are now listed as $159,090 as a change in investing activities. This correction had no effect on net loss or related per share amounts.

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

Note:  We have amended this 10QSB in order to integrate certain restatements involving our financials reporting.  As a result, the financial information previously reported in our original 10QSB filing for this period has changed.  See Note 6 to our Consolidated Financial Statements.

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

Assets

Our total assets as of March 31, 2005 were $2,112,360. Our assets largely consist of cash in the amount of $1,921,750 and a certificate of deposit in the amount of $153,862. Our assets as of December 31, 2004, were $867,861, including cash and certificates of deposit in the combined amount of $819,082. The increase in our assets from the period ending December 31, 2004, is a result of our sales of additional common stock through the private placements described in Part II, Item 2, below.

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

Liabilities and Stockholders Equity

Our total liabilities as of March 31, 2005 were $2,296,223, consisting of (i) $63,432 in accounts payable, (ii) accrued interest of $15,000, (iii) $10,500 in short term notes payable, (iv) $200,000 in notes payable to a related party, namely the former President of the Company, and (v) $2,007,291 funds received pending stock issuances. The accrued interest on the note payable to the related party is $15,000, including $5,000 accrued in this reporting period. The principle and interest were previously due December 31, 2004. However, the creditor agreed to extend the due date to December 31, 2005. We also owe $10,500 under an agreement to purchase furniture. This debt does not bear interest and is due in May 2005.

During the quarter, we received funds related to two stock offerings further described in Part II, Item 2, below. As a result of our internal due diligence procedures, the shares relating to offerings were not issued during the quarter. Accordingly, at March 31, 2005, we have booked a liability of $2,007,291 described as “funds received pending stock certificate issuance” to account for the unissued shares. In April, 2005, the shares were subsequently issued.

As of March 31, 2005, the Stockholders’ Equity was $183,863. As of December 31, 2004, Stockholder’s Equity was $128,201. The decrease of $312,064 during the reporting period is mainly attributable to losses incurred during the quarter, however, we sold securities that helped to reduce the decrease in Stockholder’s Equity. The sale of those securities are described in Part II, Item 2, below.

Liquidity and Capital Resources

On March 31, 2005, we had current assets consisting of cash and certificates of deposit in the combined amount of $2,075,612. As of December 31, 2004, we had current assets consisting of cash and certificates of deposit in the combined amount of $819,082. The increase in our cash position from the period ending December 31, 2004, is primarily attributable to the sales of common stock in our private equity offering as described in Part II, Item 2, below.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, originally our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were effective. During subsequent periods it was determined that certain of these items were not accurate. Specifically, in October 2005, our board of directors, upon the advice and recommendation of our accountants, determined that we should restate the following items contained in prior filings.

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

Davi Skin, Inc.

Date:	March 2, 2006

By: /s/ Joseph Spellman Joseph Spellman Title: Chief Executive Officer