Form 10QSB/A
period 2005-06-30
DAVI SKIN, INC.
filed 2006-03-06
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED BALANCE SHEET
Restated

(Unaudited)
ASSETS	As Of
June 30,
Current Assests	2005
Cash	$128,231
Certificate of Deposit	2,037,712
Prepaid Expenses	-

TOTAL CURRENT ASSETS	$2,165,943

Fixed Assets, net of accumulated depreciation of $9,424	44,489

Other Assets
Deposits	3,700

TOTAL ASSETS	$2,214,132

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	71,330
Short term note payable	-
Notes payable- related parties	220,000
Funds received pending stock issuances	105,500

TOTAL CURRENT LIABILITIES	$396,830

Stockholders' Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	-
Common stock; $.001 par value; 90,000,000 shares authorized,
11,477,453 shares issued and outstanding	11,477
Additional paid-in capital	4,150,913
Additional paid-in capital - warrants	95,971
Prepaid consulting expense	(91,668)
Stock subscriptions receivable	(6,500)
Accumulated deficit during developmental stage	(2,342,891)

TOTAL STOCKHOLDERS' EQUITY	$1,817,302

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,214,132

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

					From the Date of
	Three months ended June 30,		Six months ended June 30,		inception March 21, 2004
	2005 - Restated	2004	2005 - Restated	2004	through June 30, 2005

Revenues	-	-	-	-	-
Cost of revenues	-	-	-	-	-
Gross Profit (Loss)	-	-	-	-	-
Operating Expenses
Selling, general and administrative	138,539	175,756	269,221	175,756	1,073,482
Depreciation	3,360	999	6,015	999	9,424
Consulting Fees	77,166	-	227,102		932,942
Professional Fees	27,352	-	74,077		124,509
Total oper. Expenses	246,417	176,755	576,415	176,755	2,140,357

(Loss) From operations	(246,417)	(176,755)	(576,415)	(176,755)	(2,140,357)

Other Income (expenses)
Interest expenses	(5,005)	-	(10,005)	-	(20,005)
Interest income	8,850	874	10,326	874	15,524
	3,845	874	321	874	(4,481)

NET (LOSS)	(242,572)	(175,881)	(576,094)	(175,881)	(2,144,838)

Basic and diluted (loss) per common share	(0.02)	(0.02)	(0.05)	(0.02)

Basic and diluted weighted average common
shares outstanding	11,303,392	9,606,527	10,969,483	9,606,527

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

			From the Date
	For the period	For the period	of inception,
	ended	ended	March 21, 2004 to
	June 30, 2005 - Restated	June 30, 2004	June 30, 2005

OPERATING ACTIVITIES
Net (loss)	(576,415)	(175,881)	(2,144,838)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Prepaid consulting expense	22,916	-	22,916
Stock based compensation & expenses	8,595	2,567	1,160,026
Depreciation and amortization	6,015	999	9,424
Accrued interest	10,000	-	20,000
Changes in operating assets and liabilities:
Prepaid Expenses	9,375	-	-
Deposits	-	-	(3,700)
Accounts payable	32,170	-	71,330
Net Cash (used) by
Operating Activities	(487,344)	(172,315)	(864,842)

INVESTING ACTIVITIES
Cash flow from investing activities:
Certificate of Deposit	(1,724,760)	(500,874)	(2,037,712)
Purchase of fixed assets	(14,800)	(20,751)	(53,912)
Net cash used in investing activities	(1,739,560)	(521,625)	(2,091,624)

FINANCING ACTIVITIES
Short term note payable	(10,500)	-	-
Notes payable-related party	-	-	200,000
Proceeds from stock transactions	1,859,504	765,348	2,884,697
Net cash provided by
Financing Activities	1,849,004	765,348	3,084,697

Net change in cash and cash equivalents	(377,900)	71,408	128,231

Cash beginning of period	506,131	-	-

Cash end of period	$128,231	$71,408	$128,231

NONCASH ACTIVITIES

Issuance of common stock related to prepaid consulting fees	$-	$-	$2,634,375

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

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $2,144,838 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of December 31, 2004, the Company has available net operating loss carryovers of approximately $2,000,000 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(continued)

4.     STOCK ACTIVITY

During the quarter, the Company sold equity securities through two separate offerings without registration under the Securities Act of 1933. Some shares purchased through the offerings were not issued until July 2005, however, proceeds from the sales were received prior to June 30, 2005. Consequently, at June 30, 2005, the Company has booked a liability of $105,500 pending the stock issuance. All of the stock purchased was subsequently issued in July, 2005.

5.     EQUITY SECURITIES OFFERINGS

On January 1, 2005, the Company commenced two separate equity securities offerings. The first offering (“offering one”) is targeted to Non-United States investors and the second offering (“offering two”) is targeted to domestic investors. Both offerings allow the investor to purchase one unit, consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.50, exercisable for 24 months. The purchase price of each unit is $6.00. The market price of the Company’s common stock on the date of offering was $5.25. There is no vesting period for the warrants; however, they are only exercisable for 24 months after the date of purchase. During the quarter ended June 30, 2005, 25,000 units were sold from offering one and 52,700 units were sold from offering two. As of June 30, 2005, a total of 196,448 and 173,099 units have been sold from offering one and offering two, respectively.

The warrants issued during the quarter were valued at $95,971 using the Black-Scholes option pricing model and is described as “Additional paid in capital - warrants” in the stockholders’ equity section of the balance sheet. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	351,964
Stock price at grant date	$ 3.00
Exercise price	$ 4.50
Term	24 months
Volatility	320,698 warrants at 37%
1,266 warrants at 23%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

6.      RECLASSIFICATIONS

On the Statement of Cash Flows, the Company erroneously listed changes in certificates of deposit as an operating activity instead of an investing activity. Corrections have been made to properly present this item. This correction decreased net cash used by operating activities and increased net cash used by investing activities in the amount of $1,724,760. This correction had no effect on net loss or related per share amounts.

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

Note: We have amended this 10QSB in order to integrate certain restatements involving our financials reporting. As a result, the financial information previously reported in our original 10QSB filing for this period has changed.  See Note 6 to our Consolidated Financial Statements.<?xml:namespace prefix = o ns = "urn:schemas-microsoft-com:office:office" />
Plan of Operation

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

As of June 30, 2005, the Stockholders’ Equity was $1,817,302. As of March 31, 2005, Stockholder’s Equity was $183,863. The increase of $2,001,165 during the reporting period is mainly attributable to sales of our common stock as described in Part II, Item 2, below.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, originally our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2005, our disclosure controls and procedures were effective. During subsequent periods it was determined that certain of these items were not accurate. Specifically, in October 2005, our board of directors, upon the advice and recommendation of our accountants, determined that we should restate the following items contained in prior filings.

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