Form 10KSB
period 2005-12-31
DAVI SKIN, INC.
filed 2006-04-17
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number 001-14297

Davi Skin, Inc
(Name of small business issuer in its charter)
Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
301 North Canon Drive, Suite 207 Beverly Hills, California	90210
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: 310-205-9907
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State issuer’s revenue for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $5,082,423.60 as of March 16, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 11,549,153 Common Shares as of March 10, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

The Company

We were incorporated on December 4, 1997. On June 21, 2004, we completed and closed a Plan of Merger and Reorganization Agreement (“Merger”) with Davi Skin, Inc., an unrelated, privately-held Nevada corporation (the “Private Company”). That business was founded by Mr. Carlo Mondavi in March of 2003 with his vision of creating an all-natural grape-based luxury skin care line.

Description of Business

As a result of the merger, our primary business has been the establishment and development of a natural grape-based skin care line. Unfortunately, the development of our planned skin care line has taken longer and been more costly than originally anticipated by management. As a result, with addition of our new President, Mr. Joseph Spellman, we have formulated an expanded business plan that integrates our original goals with related business opportunities management believes will assist us in generating income more quickly and efficiently. For clarity we have divided our description of these broader business opportunities into a separate section below under the heading of Licensing Agent.

1. Skin Care Line

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

a. The Skin Care Market

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

Prestige

The prestige segment of the skin care market involves quality products, sold in wide distribution through department stores, brand stores and specialty stores such as Sephora and Ultra. Examples of product lines sold in these markets include Lancôme, Estee Lauder, L’Occitane and Caudalie.

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

b. Marketing and Distribution

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

c.  Competition

Among all the brands found in this industry, we consider our closest competitor to be Caudalie. Caudalie is a French spa and skincare line that reflects our product concept and closely resembles our proposed product line. The creators behind Caudalie are wine makers with a family vineyard located in the wine region of France. The concept of the Caudalie product line, like ours, is an extrapolation on the benefits of the antioxidants and polyphenols found mainly in grape seeds. The advantage of Caudalie over our proposed product in the marketplace at this time is two fold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Caudalie and our proposed product line is expected to be based on the market segment and quality of ingredients that will be included in our products. Unlike Caudalie, who is segmented in the prestige market, we expect our product line to be sold in the luxury market. We further expect our brand will use only the highest quality ingredients available, including wine extract, a highly concentrated preparation of antioxidant polyphenols. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity. We are also creating and using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

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

2. Licensing Agent

In view of the difficulties we have incurred in developing and bringing our planned skin care line to market, our management team has been searching for other business opportunities that would allow us to diversify and generate quicker sources of revenue.

In order to accomplish this result, our management and board of directors has decided to operate a line of business around licensing the Mondavi name in a luxury branding approach. It is our intent to leverage our Board Chairman’s highly visible and well-respected Mondavi name into other market categories as well as to acquire new brands and intellectual properties to own, develop and license in the luxury category, while continuing to develop our original luxury skin care products.

In doing so, we expect to house a number of distinct intellectual properties, trademarks, copyrights and licenses of the various operating businesses we are either able to acquire or with whom we can partner. Each arrangement is likely to be unique and result in our owning anywhere from 0% to 100% of the business. Depending on the circumstances surrounding each agreement, we could opt to fund these operational companies or enter into a joint venture with them. We, as the holding company will receive monies from all licenses which use the Mondavi, Davi and Carlo Mondavi names, among other intellectual property we may develop.

As our first step to further our new objective, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”). RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks

(the “Intellectual Property”), and we have been engaged to: (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of one-third (33 -1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

On February 7, 2006, we successfully established the first license agreement (the “License Agreement”) with Waterford. RMC granted to Waterford the exclusive right to use the Intellectual Property in connection with the manufacture and worldwide distribution of Waterford’s stemware, barware, decanters, and other related products (the “Licensed Products”). Pursuant to the terms of the License Agreement, we have been retained to facilitate promotional efforts of the Licensed Products. Specifically, we have been retained to provide Waterford the services of Carlo Mondavi, our Chairman and Founder, to act as spokesman for the Licensed Products and to make personal appearances at scheduled promotional events. In exchange, Waterford has agreed to provide percentage royalties to RMC on net sales of the Licensed Products. Since we negotiated the terms and conditions of the License Agreement with Waterford and will provide promotional services to Waterford, we will share one-third (33 -1/3%) in any proceeds received from the License Agreement.

a. Business Development

As part of our effort to generate revenue from licensing intellectual property, we are seeking opportunities to acquire small companies in related businesses. Any acquisition we enter into at this point is expected to bring new capital and new opportunities with it; thereby offsetting our current corporate overhead and maximizing our ability to pursue future opportunities.

b. Sub-Agencies

We have recently entered into a Stock Purchase Agreement with Artist House Holdings, Inc. in which Artist House invested an additional $1,700,000 into our stock. As part of this agreement, we have agreed that Artist House Holdings, Inc. will be made our licensing agent in Japan. In this way we expect to create a more global presence and thereby generate additional revenues.

    c. Competition

Competition for our proposed new venture of housing various luxury brands under one parent company are Louis Vuitton, Moet Hennesey and Gucci Group. These competitors focus mainly on brands that tend to complement their already existing line of business, while we are intending to focus on luxury brands in all areas of daily living. We feel that there are numerous companies that are available for acquisition or partnering who would ultimately be considered too small for our competition to acquire. We anticipate that such acquisitions will complement our licensing efforts related to the Mondavi and Davi names.

Research and Development

We expense research and development costs as incurred. These costs totaled $62,702 for the year ended December 31, 2005.

Existing and Probable Governmental Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Employees

During the fourth quarter of 2005, Parrish Medley was replaced as our CEO and President by Mr. Joseph Spellman. Mr. Medley was appointed as our Vice President, but has following the reported period resigned that position. There was no known disagreement with Mr. Medley on any matter relating to our operations, policies or practices.

Mr. Spellman was acting president of Mac Cosmetics and a senior advisor to the Estee Lauder Company. He is also Chairman of Spellman and Company and the Clarecastle Group, a management group whose clients include the Estee Lauder Companies and the Clarecastle Group.  The Clarecastle Group is a holding company for companies such as Steinway & Sons Furniture Care.  Prior to that, Mr. Spellman was Vice President at Elizabeth Arden, a division of Unilever, and served on the board of directors. During his eleven year tenure, he directed the creative development and strategic marketing of many of the company’s most successful brands and helped reposition the company for aggressive growth. He developed new products for Karl Lagerfeld, Fendi, Valentino, Chloe, Nino Cerruti, Elizabeth Taylor and the Elizabeth Arden brand. From 1978 to 1989, Mr. Spellman was Chief Executive Officer of Spellman and Company. The client list included: Estee Lauder, QVC, Bloomingdales, La Prairie, Revlon, Saks Fifth Avenue, Avon, Unilever, IMG, Tiger Woods and Yves St. Laurent. He served as Vice President of Marketing for Estee Lauder, Inc. from 1975 to 1978. Mr. Spellman was Director of Marketing, as well as Vice President for Revlon, Inc. from 1970 to 1975. He served as Senior Account Executive for Grey Advertising, Inc. from 1965 to 1970.

We currently have only one full-time administrative employee and three officers of the company on our payroll. The majority of our administrative requirements are handled by outside sources. Our employees are not represented by labor unions or collective bargaining agreements and our only key employee is Mr. Carlo Mondavi, our founder and chairman of our board of directors.

Item 2. Description of Property

Currently, we do not own any real estate. We rent office space at 301 North Canon Drive, Suite #207, Beverly Hills, California 90210. From January, 2005 to June, 2005, we paid $3,700 per month on a month-to-month basis. Beginning in June, 2005, we moved into a larger space in the same building and consequently, our rent has increased to $10,500 per month.

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fiscal year ended December 31, 2005.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “DAVN.OB.”

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCBB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	$5.75	$3.70
June 30, 2005	$6.00	$3.30
September 30, 2005	$3.85	$1.20
December 31, 2005	$3.75	$1.75

Fiscal Year Ended December 31, 2004
Quarter Ended	High $	Low $
March 31, 2004	$0.04	$0.01
June 30, 2004	$0.02	$0.01
September 30, 2004	$3.00	$0.01
December 31, 2004	$5.25	$2.75

Holders of Our Common Stock

As of March 10, 2006, we had  approximately 565 holders of record of our common stock and several other stockholders hold shares in street name.

Dividends

There are no restrictions in our articles of incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	We would not be able to pay our debts as they become due in the usual course of business; or

2.
Our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Recent Sales of Unregistered Securities

We sold 20,000 shares to a single investor at $3 per share during the fourth quarter 2005 as part of our ongoing private placement pursuant to Rule 506 of Regulation D, disclosure of which sale was not previuosly included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Subsequent to the reported period, on March 27, 2006, we closed a Stock Purchase Agreement with Artist House Holdings, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 of our “Securities Units,” consisting of 566,667 shares of our common stock and a warrant to purchase an additional 283,333 shares of our common stock at $4.50 per share exercisable in 24 months, in exchange for $1,700,000 in cash; an effective price of $3.00 per share. Under the terms of the agreement, we must file a registration statement for the 566,667 shares of common stock within 45 days. Any failure to file this registration statement within the time frame described will cause us to incur a late fee of 1,000 shares per day to be issued to Artist House.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2005.

Equity Compensation Plans as of December 31, 2005
	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	335,000 shares	$0.53 per share	2,165,000 shares
Equity compensation plans not approved by security holders	1,250,000 shares	$0.25 per share	-
Total	1,585,000 shares	$0.31	2,165,000 shares

Item 6. Plan of Operation

Skin Care Line

Our current plan of operation is to aggressively pursue the development, manufacture, distribution and sale of our planned skin care line of products. We are still in the process of developing our skin crème product line. Once the development of these products is complete, we plan to start manufacturing and marketing them to consumers through high-end retailers and distributors.

We had planned to complete the initial manufacturing of our products during the second quarter of 2005, with the ultimate goal of shipping our first product to stores by the end of the third quarter. We were unable to meet that time frame and have now adjusted our plans to project completion of manufacturing process and the initial launch of our skin care line by the end of the third quarter of 2006. This delay will allow us additional time to cultivate strategic partnerships, acquisitions or licensing and distribution agreements with existing companies. We believe that our agreement making Artist House Holdings, Inc. our licensing agent in Japan will afford us greater opportunities for distribution of our product in the Asian Market, which our research has identified as the leading market in the world for the consumption of skin crème products.

1.	Development

We are still in the development process, which we see as involving two basic phases: (1) creating the products with a formulator; and (2) testing the formulations as they are developed.

We have a contract with a formulator to create a series of skin crème products, including the following:

1.	Cleanser;
2.	Facial Scrub;
3.	Eye Cream;
4.	Revitalizing Moisturizer;
5.	Daily Moisturizer with an SPF rating for sun protection;
6.	Intensive treatment serum;
7.	Purifying Clay Mask;
8.	Toner; and
9.	Lip Treatment.

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

In general, we are hoping to start manufacturing and marketing our products to consumers through high-end retailers and distributors. We now anticipate that we will not be able to introduce these products to market until at least the third quarter of 2006. We originally had expected to launch our skin care line of products during 2005; however, we are now in negotiations with major international cosmetic companies with the idea of creating a strategic alliance exclusively with one of them for licensing and/or distribution. This alliance would immediately relieve our small company of the very large financial burdens associated with financing and marketing. The proposed alliance would enable us to capitalize on already established distribution and marketing contracts. The alliance would run parallel to our going directly to retailers as previously indicated.

Luxury Branding and Acquisitions

During the normal course of business, our management team has been searching for other business opportunities that would allow us to diversify our sources of revenue.

In order to accomplish this new portion of our business plan, our board of directors will focus more on becoming a luxury brands headquarters. It is our intent to leverage our Chairman of the Board’s highly visible and well-respected Mondavi name into other market categories as well as to acquire new brands and intellectual properties to own, develop and license in the luxury category, while continuing to develop our original luxury skin care products.

It is our intent that our company will become a holding company that will maintain the intellectual properties, trademarks, copyrights and licenses of the various operating businesses we are able to acquire or partner with. Our Company will own anywhere from 0% to 100% of these operational companies. Depending on the circumstances surrounding each opportunity, management anticipates it will choose to fund these operational companies or enter into a joint venture with them. The holding company will generate revenues from all licenses it issues to use the Mondavi, Davi and Carlo Mondavi names.

As our first step to further our new objective, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”). RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks (the “Intellectual Property”), and we have been engaged to (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of one-third percent (33 -1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

On February 7, 2006, subsequent to the reported period, we successfully established the first license agreement (the “License Agreement”) with Waterford. RMC granted to Waterford the exclusive right to use the Intellectual Property in connection with the manufacture and worldwide distribution of Waterford’s stemware, barware, decanters, and other related products (the “Licensed Products”). Pursuant to the terms of the License Agreement, we have been retained to facilitate promotional efforts of the Licensed Products. Specifically, we have been retained to provide Waterford the services of Carlo Mondavi, our Chairman and Founder, to act as spokesman for the Licensed Products and to make personal appearances at scheduled promotional events. In exchange, Waterford agreed to provide percentage royalties to RMC on net sales of the Licensed Products. Since we negotiated the terms and conditions of the License Agreement with Waterford and will provide promotional services to Waterford, we will share one-third percent (33 -1/3%) in any proceeds received from the License Agreement.

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-

harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, significant restructuring activities in calendar 2004 and thereafter, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Results of Operations for the Years Ended December 31, 2005 and 2004

We had no operating revenues during the fiscal year ended December 31, 2005 as we were in the development state of our business plan.

Our operating expenses were $3,412,309 for the fiscal year ended December 31, 2005, and were largely attributable to $633,203 for selling, general and administrative, $15,324 in depreciation, $2,597,764 for consulting fees (of which, $2,285,699 is attributable to stock options issued), and $166,018 for professional fees.

We incurred a net loss of $3,398,278 for the fiscal year ended December 31, 2005 up from $1,568,744 for the fiscal year ended December 31, 2004.

Assets

As of December 31, 2005, we had total assets of $1,775,222. As of December 31, 2005, our current assets consisted of cash in the amount of $3,617, certificate of deposit in the amount of $1,698,956, accounts receivable of $6,000, net of allowance for doubtful accounts of $26,383, and $7,025 in prepaid expenses.

Liabilities and Stockholders Deficit

Our total liabilities as of December 31, 2005 were $297,802. Our liabilities consisted of accounts payable in the amount of $67,802, convertible notes payable of $230,000.

The notes payable consists of a single, convertible promissory note issued in March of 2003. This Note came due, after extensions, on December 31, 2005 and remains unpaid.

Liquidity and Capital Resources

As of December 31, 2005, we maintained $3,617 in cash and a certificate of deposit in the amount of $1,698,956. These funds are the result of sales of our stock through exempt private placements in 2005. We also received additional funding in the amount of $1,700,000 from the sale of our common stock to Artist House during the first quarter of 2006.

We anticipate that these funds will be sufficient to fund our operations over the next twelve months with the exception of any acquisitions we decide to make which may require additional stock sales or debt financing.

Off Balance Sheet Arrangements

As of December 31, 2005, there were no off balance sheet arrangements.

Going Concern

Due to our current cash flow constraints, our accumulated deficit and no operations, our auditors have expressed substantial doubt about the Company’s ability to continue as a going concern in their audit report for 2005.

Inflation

Management believes that inflation has not had a material effect on our results of operations

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their three to five most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition:

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in

accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through December 31, 2005 there were no stock options and/or warrants granted to employees.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first reporting period or fiscal years that begin after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Management does not believe that SFAS No. 154 and No. 155 will have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Consolidated Balance Sheet as of December 31, 2005, and December 31, 2004;
F-3	Consolidated Statement of Operations - Years Ended December 31, 2005 and December 31, 2004, and From Inception through December 31, 2005;
F-4	Consolidated Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the period from March 19, 2004 to December 31, 2005;
F-5	Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and December 31, 2004, and from Inception through December 31, 2005;
F-6	Notes to Consolidated Financial Statements;

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Daviskin, Inc. (formerly MW Medical, Inc.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Daviskin, Inc. (formerly MW Medical, Inc.) (a Nevada development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Daviskin, Inc. (formerly MW Medical, Inc.) (a development stage company) as of December 31, 2005 and 2004, and the results of its operations, changes in stockholders' equity, and its cash flows for the years ended December 31, 2005 and 2004, and for the period of March 21, 2004 (date of inception) to December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States.

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

CERTIFIED PUBLIC ACCOUNTANTS
Salt Lake City, Utah
April 14, 2006

5296 S. Commerce Dr. #300
(53rd South@ I-15)
Salt Lake City, Utah 84107
Telephone 801-281-4700
Facsimile 801-281-4701

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEET
As of December 31, 2005 and 2004

ASSETS	2005	2004

Current Assests
Cash	$3,617	$506,131
Certificate of Deposit	1,698,956	312,952
Accounts Receivable	6,000	0
Prepaid Expenses	7,025	9,375
TOTAL CURRENT ASSETS	1,715,598	828,458

Fixed Assets, net of accumulated depreciation of $17,807	48,119	35,703

Other Assets
Deposits	11,505	3,700

TOTAL ASSETS	$1,775,222	$867,861

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$67,802	$39,160
Short term notes payable	0	10,500
Notes payable- related parties	230,000	210,000
Cash received pending stock issuance	0	480,000

TOTAL CURRENT LIABILITIES	297,802	739,660

		-

Stockholders' Equity
Preferred stock; $.001 par value; 10,000,000 shares authorized,
and no shares issued and outstanding	0	0
Common stock; $.001 par value; 90,000,000 shares authorized,
11,532,618 shares issued and outstanding	11,533	10,713
Additional paid-in capital	6,518,840	2,007,069
Additional paid-in capital-warrants	180,873	0
Prepaid consulting expense	(68,750)	(114,584)
Stock subscriptions receivable	-	(8,200
Accumulated deficit during developmental stage	(5,165,076)	(1,766,797)

TOTAL STOCKHOLDERS' EQUITY	1,477,420	128,201

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,775,222	$867,861

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
For the years ended December 31, 2005 and 2004,
and from March 19, 2004 (date of inception) through December 31, 2005

			From inception
	2005	2004	through 2005
Revenues	$-	$-	$-
Cost of revenues	-	-	-
Gross Profit (Loss)	-	-	-
Operating Expenses
Selling, general and administrative	633,203	804,261	1,437,464
Depreciation	15,324	3,409	18,734
Consulting Fees	2,597,764	705,840	3,303,604
Professional Fees	166,018	50,432	216,450
Total oper. Expenses	3,412,309	1,563,942	4,976,252

(Loss) From operations	(3,412,309)	(1,563,942)	(4,976,252)

Other Income (expenses)
Interest expenses	(20,005)	(10,000)	(30,005)
Interest income	34,570	5,198	39,768
Loss on sale of assets	(534)	-	(534)
Total other income (expense)	14,031	(4,802)	9,229

NET (LOSS)	$(3,398,278)	$(1,568,744)	$(4,967,023)

Basic (loss) per common share	$(0.37)	$(0.15)

Diluted loss per common share	$(0.37)	$(0.15)

Basic and diluted weighted average common shares outstanding	9,216,205	10,521,806

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
FOR THE PERIOD FROM MARCH 24, 2004 TO December 31, 2005

	Preferred Stock		Common Stock		Stock Subscription Receivable	Prepaid Consulting Expense	Additional Paid In Capital	Accumulated Deficit During Development	Total Stockholders
	Shares	Amount	Shares	Amount				Stage	Equity
Balance, 3/21/04
(Date of Inception)	0	$0	0	$0	$0	$0	$0	$0	$0
Issuance of common
stock to founders,
$.001 per share	0	0	8,200,000	8,200	(8,200)	0	0	0	0
Issuances of common
stock, weighted
average price of $.50
per share	0	0	1,545,634	1,546	0	0	763,802	0	765,348
Issuance of common
stock related to
acquisition of
MW Medical, Inc.	0	0	642,729	642	0	0	0	(198,053)	(197,411)
Issuance of common
stock related to
consulting services	0	0	325,000	325	0	0	162,175	0	162,500
Prepaid consulting expense
related to stock issuances	0	0	0	0	0	(114,584)	0	0	(114,584)
Stock options issued
to outside parties	0	0	0	0	0	0	1,081,092	0	1,081,092
Net loss	0	0	0	0	0	0	0	(1,568,744)	(1,568,744)

Balance, 12/31/2004	0	$0	10,713,363	$10,713	$(8,200)	$(114,584)	$2,007,069	$(1,766,797)	$128,201
Issuance of shares
resulting from options
exercised at $2 per share	0	0	5,000	5	0	0	9,995	0	10,000
Issuances shares sold in a
private placement offering
and issued on various
dates at $3 per share	0	0	794,255	795	0	0	2,381,970	0	2,382,765
Issuance of shares resulting
from options exercised at
$.75 per share	0	0	20,000	20	0	0	14,980	0	15,000
Change in stock subscripions
receivable	0	0	0	0	8,200	0	0	0	8,200
Prepaid consulting fees
expensed during 2005	0	0	0	0	0	45,834	0	0	45,834
Stock options granted to
consultants for services	0	0	0	0	0	0	2,285,699	0	2,285,699
Net Loss	0	0	0	0	0	0	0	(3,398,279)	(3,398,279)

Balance at 12/312005	0	$0	11,532,618	11,533	$0	$(68,750)	$6,699,713	$(5,165,076)	$1,477,420

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
For the years ended December 31, 2005 and 2004
and from March 19, 2004 (date of inception) through December 31, 2005

			From inception
	2005	2004	through 2005

OPERATING ACTIVITIES
Net (loss)	$(3,398,278)	$(1,568,744)	$(4,967,023)
Adjustments to reconcile net (loss) to net
cash used in operating activities:
Prepaid consulting expense	45,834	-	(45,834)
Stock based compensation & expenses	2,285,699	940,391	3,226,090
Depreciation and amortization	15,324	3,409	18,733
Accrued interest	20,000	10,000	30,000
Loss on sale of fixed assets	534		534
Changes in operating assets and liabilities:
Prepaid Expenses	2,350	(9,375)	(7,025)
Deposits	(7,805)	(3,700)	(11,505)
Accounts Payable	28,642	39,160	67,803
Accounts Receivable	(32,383)	-	(32,383)
Contingent Liabilities	26,383	-	26,383
Net Cash (used) by
Operating Activities	(1,013,700)	(588,859)	(1,602,559)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificate of deposit	(1,386,004)	(312,952)	(1,698,956)
Sale of fixed assets	1,739	-	1,739
Purchase of fixed assets	(41,385)	(39,112)	(80,497)
Net cash used in
investing activities	(1,425,650)	(352,064)	(1,777,714)

FINANCING ACTIVITIES
Cash flows from financing activities
Proceeds from stock transactions	1,947,336	1,236,554	3,183,890
Short term notes payable	(10,500)	10,500	-
Notes payable- related party	-	200,000	200,000
Net cash provided by
financing activities	1,936,836	1,447,054	3,383,890

Net change in cash and cash equivalents	(502,514)	506,131	3,617

Cash beginning of period	506,131	-	-

Cash end of period	$3,617	$506,131	$3,617

NON CASH ACTIVITIES
Issuance of common stock related to prepaid consulting fees	$-	$162,500

Interest paid	$5	$-
Taxes paid	$-	$-

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business. Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

History. On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for the Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a recapitalization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 19, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

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

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $4,967,023 since its inception and may require additional capital for its operational activities. Subsequent to year end, the company received $1,700,000 for the purchase of common stock from an offering from one investor through the private placement offering currently in place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2005

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is antidilutive. Stock options representing 1,648,000 common shares were excluded from the computation because the effect was antidilutive. Stock option are antidilutive when the results from operations are a net loss, as is the case for the for the period ended December 31, 2005 and 2004 and from inception to December 31, 2005, or when the exercise price of the options is greater than the average market price of the common stock for the period.

Research and Development - The Company expenses research and development costs as incurred. These costs totaled $62,702 for the year ended December 31, 2005 and $10625 for 2004.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2005

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

As of December 31, 2005, the Company has available net operating loss carryovers of approximately $5,000,000 that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss). The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through December 31, 2005.

Rent Costs.  The Company currently leases office space on a month-to-month basis and does not carry a long term lease with its landlord.
Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, “Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model. For the period from March 21, 2004 (date of inception) through December 31, 2005 there were no stock options and/or warrants granted to employees.

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

Recently Issued Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123-R, "Share-Based Payment," which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No.123-R replaces SFAS No. 123, and supersedes APB Opinion No. 25. Small Business Issuers are required to apply SFAS No. 123-R in the first reporting period or fiscal years that begin after December 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after December 31, 2005 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

Management does not believe that SFAS No. 154 and No. 155 will have an impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

2.      FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005 and 2004:

Furniture and fixtures                           $49,682        $22,202
Computer equipment   $16,245        $16,910
                 $65,926        $39,112
Less: accumulated depreciation          -17,807        $  3,409
Fixed assets, net                                    $48,119        $35,703

3.     PREPAID EXPENSES
During 2005, the Company paid $10,000 as retainer to two separate law firms . $2,975 was expensed as legal fees during the year leaving prepaid legal fees of $7,025 on December 31, 2005.

4.     NOTE PAYABLE
The Company owes $200,000 on a convertible promissory note. The note was originally due December 31, 2004 and carries an interest rate of 10% per annum. Accordingly, interest of $30,000 has been accrued and included in the balance of the note payable. This Note came due, after extensions, on December 31, 2005 and remains unpaid.

5.       CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of December 31, 2005 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. During the year, the Company sold equity securities through two separate offerings without registration under the Securities Act of 1933.As of December 31, 2004, there were 10,713,363 shares of common stock outstanding. During the year, 5,000 shares of stock were issued from options exercised at $2 per share and 20,000 shares of stock were issued from options exercised at .75 per share. 794,255 shares were sold in a private placement offering and issued at various dates at $3 per share. There were a total of 819,255 shares of stock issued during 2005 which resulted in 11,532,618 shares outstanding on December 31, 2005. During the year, $45,834 was amortized from the contra-equity account and expensed as Consulting and Professional fees.

6.           COMMON STOCK OPTIONS
The Board of Directors administers the Company’s stock option plan which provides for the granting of rights to purchase shares to the Company’s directors (including non-employee directors), executive officers, key employees, and outside consultants. As of December 31, 2005, all options issued under this plan were issued to non-employee outside consultants. No options have been issued to employees. The Board of Directors sets the vesting period and exercise price per issuance basis as determined by the purpose of the individual issuance.

On November 1, 2005, the Company entered into an employment agreement (“Agreement”) with its President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to its President based upon financial performance of the Company to be determined at

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)
December 31, 2005

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

7.     COMMON STOCK OPTIONS(continued)

the sole discretion of the Company’s Board of Directors after consultation with its President. The Agreement also provides for equity-based compensation to purchase up to 1,250,000 shares of the Company’s common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. The estimated fair value of the Stock Options have been determined using Black-Scholes option pricing model using the following assumptions: exercise price of$0.25, closing stock price on date of the Agreement of $3.50, historical stock price volatility of 77%, risk free interest rate of 3.50%; dividend yield of 0% and 3 year term. The estimated fair value of the Stock Options totaled $4,102,537 which will be expensed over the vesting period. During the year ended December 31, 2005, the Company recorded an expense related to the Stock Options totaling $2,285,699.

8.     EQUITY SECURITIES OFFERINGS

On January 1, 2005, the Company commenced two separate equity securities offerings. The first offering (“offering one”) is targeted to Non-United States investors and the second offering (“offering two”) is targeted to domestic investors. Both offerings allow the investor to purchase one unit, consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.50, exercisable for 24 months. The purchase price of each unit is $6.00. The market price of the Company’s common stock on the date of offering was $5.25. There is no vesting period for the warrants; however, they are only exercisable for 24 months after the date of purchase. As of December 31, 2005, a total of 402,895 and 391,360 units have been sold from offering one and offering two, respectively.

The warrants issued during the year were valued at $180,873 using the Black-Scholes option pricing model and is described as “Additional paid in capital - warrants” in the stockholders’ equity section of the balance sheet. The following table summarizes the warrants issued during the fourth quarter, 2005. Assumptions related to warrants issued in prior quarters of 2005 have been disclosed in the Company’s quarterly financial reports.

Number of warrants issued	60,000
Stock price at grant date	$ 3.50
Exercise price	$ 4.50
Term	24 months
Volatility	60,000 warrants at 69%

Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(continued)

9.     SUBSEQUENT EVENTS

In February, 2006, the Company entered into an agreement with Constellation Brands Group to act as its licensing agent in agreements with Waterford Wedgewood USA, Inc. on the development of a Robert Mondavi stemware line.

In March, 2006, Parrish Medley resigned from his position as Vice President. The Company has not yet engaged anyone to replace him.

In March, 2006, the Company entered into a Stock Purchase Agreement with Artist House Holding, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 “Securities Units,” consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable for 24 months, in exchange for $1,700,000, at an effective price of $3.00 per share. Under the terms of the agreement, the company must file a registration statement for the 566,667 shares of common stock within 45 days. Any failure to file this registration statement within the time frame described will cause the Company to incur a late fee of 1,000 shares per day to be issued to Artist House.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial
Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Joseph Spellman and Chief Financial Officer, Ms. Margaret Robley. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Position(s) and Office(s) Held
Joseph Spellman	62	CEO, President, Director
Carlo Mondavi	26	Chairman of the Board, Director
Josh LeVine	27	Secretary, Treasurer, Director
Margaret Robley	62	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Joseph Spellman is our President, CEO and a director. During the last five years, Mr. Spellman was acting president of Mac Cosmetics and a senior advisor to the Estee Lauder Company. He is also Chairman of Spellman and Company and the Clarecastle Group, a management group whose clients include the Estee Lauder Companies and the Clarecastle Group.  The Clarecastle Group is a holding company for companies such as Steinway & Sons Furniture Care.  Prior to that, Mr. Spellman was Vice President at Elizabeth Arden, a division of Unilever, and served on the board of directors. During his eleven year tenure, he directed the creative development and strategic marketing of many of the company’s most successful brands and helped reposition the company for aggressive growth. He developed new products for Karl Lagerfeld, Fendi, Valentino, Chloe, Nino Cerruti, Elizabeth Taylor and the Elizabeth Arden brand. From 1978 to 1989, Mr. Spellman was Chief Executive Officer of Spellman and Company. The client list included: Estee Lauder, QVC, Bloomingdales, La Prairie, Revlon, Saks Fifth Avenue, Avon, Unilever, IMG, Tiger Woods and Yves St. Laurent. He served as Vice President of Marketing for Estee Lauder, Inc. from 1975 to 1978. Mr. Spellman was Director of Marketing, as well as Vice President for Revlon, Inc. from 1970 to 1975. He served as Senior Account Executive for Grey Advertising, Inc. from 1965 to 1970.

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

Former Officer and Director

Parrish Medley was our vice-president and a Director. Mr. Medley resigned his positions as of March 23, 2006. His resignation with Separation and Release Agreement attached was reported in an 8K filing on March 29, 2006.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws.

Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of what would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2005, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2005 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2005, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2005:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Joseph Spellman CEO & President	0	0	0
Carlo Mondavi Chairman of the Board	0	0	0
Josh LeVine Secretary, Treasurer	0	0	0
Parrish Medley Vice President & Director	0	0	0

Code of Ethics Disclosure

We adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics was filed as an exhibit to the annual report on Form 10-KSB/A for the fiscal year ended December 31, 2004 and filed with the SEC on March 6, 2006.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Carlo Mondavi	Chairman of Board of Directors	2005 2004 2003	96,000 64,000 0	0 0 0	0 15,900 0	0 0 0	0 0 0	0 0 0	0 0 0
Josh LeVine	Secretary, Treasurer, Director	2005 2004 2003	66,000 44,000 0	0 0 0	0 11,000 0	0 0 0	0 0 0	0 0 0	0 0 0
Parrish Medley	Vice President, Director	2005 2004 2003	96,000 40,000 0	0 0 0	0 40,000 0	0 0 0	0 0 0	0 0 0	0 0 0
Margaret Robley	CFO	2005 2004 2003	0 0 0	0 0 0	45,000 4,131 0	0 0 0	0 0 0	0 0 0	0 0 0
Joseph Spellman,	CEO, President, Director	2005 2004 2003	0 0 0	0 0 0	20,000 0 0	0 0 0	1,250,000 0 0	0 0 0	0 0 0

Compensation to Directors

Our directors do not receive compensation for serving on the board.

Summary of Options Grants

The following table sets forth the individual grants of stock options made by the company during the year ended December 31, 2005, for the named executive officers:

OPTION / SAR GRANTS IN LAST FISCAL YEAR
Name	Number of securities underlying options / SARs granted (#)	Percent of total options / SARs granted to employees in fiscal year	Exercise or Base price ($ /Sh)	Expiration date
Joseph Spellman	1,250,000	100%	$0.25/share	June 2, 2007

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of March 10, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 11,549,153 shares of common stock issued and outstanding on March 10, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Carlo Mondavi 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	5,073,658 shares	44%
Common	Joseph Spellman 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,250,000(2)	10%(3)
Common	Josh LeVine 301 North Canon Drive, Suite 328, Beverly Hills, CA 90210	1,144,057 shares	10%
Common	Margaret Robley 20750 Ventura Blvd., Suite 342 Woodland Hills, CA 91364	10,000 shares	<1%
Common	Parrish Medley 301 North Canon Drive, Suite 207 Beverly Hills, CA 90210	1,096,085 shares	9%
Total of All Directors and Executive Officers:		6,217,715 shares	58%(2)
More Than 5% Beneficial Owners:
Common		0 shares	0%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within
60 days after such date.

(2)	Includes 750,000 vested options and 500,000 not yet vested.
(3)	This percentage calculated by adding the immediately exercisable options to the denominator and thus treating these options as exercised for purpose of this calculation only.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly,

shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.
None

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the registrant’s statement on Form 10-SB filed July 13, 1998.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2005 and December 31, 2004 were approximately $17,740 and $10,967 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $500 and $0 for the fiscal years ended December 31, 2005 and 2004.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

/s/ Joseph Spellman
      Joseph Spellman
      Chief Executive Officer, Director
      April 17, 2006

               /s/ Margaret Robley
     Margaret Robley
     Chief Financial Officer
     April 17, 2006

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the date stated:

 /s/ Carlo  Mondavi                     /s/ Josh Levine
       Carlo Mondavi, Chairman of the Board,            Josh LeVine, Director
                       Director                            April 17, 2006
                      April 17, 2006