Form 10QSB
period 2006-03-31
DAVI SKIN, INC.
filed 2006-05-22
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 001-14297

Davi Skin, Inc
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,115,820 common shares as of May 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)	Consolidated Balance Sheet as of March 31, 2006.
(b)	Consolidated Statements of Operations for the three month periods ended March 31, 2006 and 2005, and from inception;
(c)	Consolidated Statements of Cash Flow for the three month periods ended March 31, 2006 and 2005, and from inception;
(d)	Notes to Consolidated Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED BALANCE SHEET
(Unaudited)

	As of March 31,	As of March 31,
CURRENT ASSETS	2006	2005

Cash	102,576	1,921,750
Certificate of Deposit	2,705,352	153,862
Prepaid Expenses	2,025
Receivables

TOTAL CURRENT ASSETS	2,809,953	2,075,612

Fixed Assets, net of depreciation of $22,829	43,097	33,048

Deposits	44,505	3,700

TOTAL ASSETS	2,897,554	2,112,360

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	46,343	63,432
Short term notes payable		10,500
Notes Payable - related parties	235,000	215,000
Funds received pending stock issuance		1,519,091

TOTAL CURRENT LIABILITIES	281,343	1,808,023

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; 10,000,000 shares
authorized and no shares issued and outstanding

Common stock; $.001 par value; 90,000,000 shares	12,116	10,718
authorized, 12,115,820 shares issued and outstanding

Additional paid in capital	9,524,927	4,251,334

Additional paid in capital - Warrants	456,610

Accumulated deficit during devemlopmental stage	(7,320,150)	(3,957,715)

Profit (Loss) from Operations

Prepaid consulting expense	(57,292)

stock subscriptions receivable

TOTAL STOCKHOLDERS EQUITY	2,616,211	304,337

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	2,897,554	2,112,360

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

			From Inception
	Three Months Ended		through
	March 31		March 31,
	2006	2005	2006
Revenues	26,535		26,535
Cost of Revenues			-
Gross Profit (Loss)	26,535	-	26,535

Operating Expenses
Selling, General & Admin	227,870	130,682	1,665,334
Depreciation	5,022	2,655	23,756
Consulting Fees	1,898,257	138,479	5,201,861
Professional Fees	54,525	46,725	270,975
Total Operating Expenses	2,185,674	329,998	7,161,926

(Loss) from Operations	(2,159,139)	(329,998)	(7,135,391)

Other Income (Expenses)
Prepaid Consulting expense	(11,458)		(11,458)
Interest Expenses	(5,000)	(5,000)	(35,005)
Interest Income	7,521	1,476	47,289
Loss on sale of Assets			(534)
Sublease rent	13,000		13,000
Total Other Income	4,063	(3,524)	13,292

Net (Loss)	(2,155,075)	(333,521)	(7,122,098)

Basic (loss) per common share	(0.19)	(0.03)

Diluted (loss) per common share

Basic and diluted weighted average
common share outstanding	11,568,042	10,521,806

See Accompanying Notes to Consolidated Financial Statements.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From date of inception
			21-Mar-04
	3 months ended	3 months ended	through
	31-Mar-06	31-Mar-05	31-Mar-06
Operating Activites

Net (Loss)	(2,155,075)	(333,522)	(7,122,098)
Adjustments to reconclie net (loss) to
net cash used in operating activities :

Cash used in operating activities

Prepaid consulting expense	11,458	11,458	57,292
Stock based compensation & expenses	1,582,408	-	4,808,498
Depreciation and amortization	5,022	2,655	23,755
Accrued Interest	5,000	5,000	35,000
Loss on sale of fixed assets	-	-	534

Changes in Operating Assets and Liabilities

Prepaid Expenses	5,000	9,375	(2,025)
Deposits	(33,000)	-	(44,505)
Accounts Payable	(21,458)	24,272	46,345
Accounts Receivable	6,000	-	-

Net Cash used by Operating Activities	(594,645)	(280,762)	(2,197,204)

Investing Activities

Cash flow from investing activities

Change in certificate of deposit	(802,396)	159,090	(2,501,352)
sale of fixed assets	-	-	1,739
purchase of fixed assets	-	-	(80,497)

Net cash used by investing activities	(802,396)	159,090	(2,580,110)

Financing Activities

Cash flows from financing activities	-	-	-
Proceeds from stock transactions	1,496,000	1,537,291	4,679,890
short term notes payable	-	-	-
notes payable related party	-	-	200,000

Net cash provided by financing activities	1,496,000	1,537,291	4,879,890

Net change in cash and cash equivalents	98,959	1,415,619	102,576

Cash at beginning of period	3,617	506,131	-

Cash at end of period	102,576	1,921,750	102,576

See Accompanying Notes to Consolidated Financial Statements.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DaviSkin, Inc. ("Company") have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2005.

The interim financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations, stockholders' equity and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business. Davi Skin, Inc.,(referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

History. On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with DaviSkin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a recapitalization or reverse merger whereby Davi would be considered the accounting acquirer, and the

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

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

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,320,151 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options & warrants representing 1,868,333 common shares were excluded from the computation because the effect was anti-dilutive. Stock option are anti-dilutive when the results from operations are a net loss, as is the case for the for the period ended March 31, 2006 and from inception to March 31, 2006, or when the exercise price of the options is greater than the average market price of the common stock for the period.

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

As of March 31, 2006, the Company has available net operating loss carryovers of approximately $ 7,320,151 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive income (loss). The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through March 31, 2006.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123,”Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

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

On November 1, 2005, the Company entered into an employment agreement (“Agreement”) with its President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to its President based upon financial performance of the Company to be determined at the sole discretion of the Company’s Board of Directors after consultation with its President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of the Company’s common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. The estimated fair value of the Stock Options have been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25,
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The estimated fair value of the Stock Options totaled $4,102,537, which will be expensed over the vesting period. Through the period ended March 31, 2006, the Company recorded an expense related to the Stock Options totaling $3,868,107.

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

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No.123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

3. RELATED PARTY TRANSACTIONS

The Company owes $200,000 to the former President of MW Medical. The note was originally due December 31, 2004 and carries an interest rate of 10% per annum. Accordingly, interest of $35,000 has been recorded. The creditor had agreed to extend the due date of the note until December 31, 2005. The note is currently in default and the Company is in discussions to extend that date.

4. STOCK ACTIVITY

On March 27, 2006, The Company closed a Stock Purchase Agreement with Artist House Holdings, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 of our “Securities Units,” consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for $1,700,000 less $204,000 in fees for a net of $1,496,000 in cash; an effective price of $3.00 per share. Under the terms of the agreement, The Company must file a registration statement for the 566,667 shares of common stock within 45 days. Any failure to file this registration statement within the time frame described will cause The Company to incur a late fee of 1,000 shares per day to be issued to Artist House.

The warrants issued in the above mentioned investment were valued at $275,737 using the Black-Scholes option pricing model and is described as ”Additional paid in capital - warrants” in the stockholders’ equity section of the balance sheet. The following table summarizes the assumptions used in arriving at the valuation:

DAVISKIN, INC.
(formerly MW Medical, Inc.)
(A Development State Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Number of warrants issued	283,333
Stock price at grant date	$ 1.50
Exercise price	$ 4.50
Term	24 months
Volatility	283,333 warrants at 173%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

5. EQUITY SECURITIES OFFERINGS

There are currently no active equity offerings from The Company.

6. SUBSEQUENT EVENTS

1) During Q1, 2006, the Company entered into a 3 month consulting agreement with Patrick Pflipsen to provide management and operational support.  Mr. Pflipsen will receive $4,000 per month in compensation and options to acquire 50,000 shares of the Company's common stock at  an option price of  $.26  per share  for his participation.

2) During May, 2006, the Company filed an SB-2  registration statement as required by the terms of the Artist House investment agreement.

3) During May, 2006, the Company has undertaken steps to hold a shareholder meeting and vote on the appointment of 4 proposed new board members.  Mr. Tim Mondavi, Mr. Taro Yamakawa, Mr. Takashi Kusube and Mr. Yuzuru Kawabata have been nominated to be elected to the board of directors.  The shareholder meeting will be held during June, 2006 in Los Angeles, CA.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion and in our other filings with the Securities and Exchange Commission.

Plan of Operation

We were incorporated on December 4, 1997, as MW Medical, originally a wholly owned subsidiary of Dynamic Associates, Inc. On June 21, 2004, we completed and closed a Plan of Merger and Reorganization Agreement (“Merger”) with Davi Skin, Inc., an unrelated, privately-held Nevada corporation. That business was founded by the chairman of our board of directors, Mr. Carlo Mondavi, in March of 2003 with his vision of creating an all-natural grape-based luxury skin care line.

As a result of the merger, our primary business has been the establishment and development of a natural grape-based skin care line. Our plan has been to develop, manufacture and market a line of skin care products in the luxury segment of the skin care product market. Unfortunately, the development of our planned skin care line has taken longer and been more costly than originally anticipated by management. As a result, with addition of our new President, Mr. Joseph Spellman, in October 2005, we have formulated an expanded business plan that integrates our original goals with related business opportunities management believes will assist us in generating income more quickly and efficiently. Specifically, our management and board of directors has recently initiated a line of business around licensing the Mondavi name in a luxury branding approach. It is our intent to leverage our Board Chairman’s highly visible and well-respected Mondavi name into other market categories as well as to acquire new brands and intellectual properties to own, develop and license in the luxury category, while continuing to develop our original luxury skin care products. For clarity we have divided our description of these broader business opportunities into a separate section below under the heading of Licensing Agent.

To date, we have not completed the development of any products for our skin care product business. We do not have any agreements to manufacture, market or distribute our planned skin care products. We have entered into one licensing agreement for the development of a Robert Mondavi branded line of stemware for Waterford Wedgewood USA, Inc., which agreement resulted in revenue of $25,000 in the period ending March 31, 2006. This represents our first revenues received from any line of business.

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

b. Development of Skin Care Products

We are still in the development process, which we see as involving two basic phases: (1) creating the products with a formulator; and (2) testing the formulations as they are developed.

Formulation

We have a contract with a formulator to create a series of skin crème products, including the following:

i.	Cleanser;
ii.	Facial Scrub;
iii.	Eye Cream;
iv.	Revitalizing Moisturizer;
v.	Daily Moisturizer with an SPF rating for sun protection;
vi.	Intensive treatment serum;
vii.	Purifying Clay Mask;
viii.	Toner; and
ix.	Lip Treatment.

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

Manufacture

Once the formula is fixed for each product, the manufacturer will create a commercial batch of each product, bottle and package the products for us. We are also in the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

i.	the shape and size of the product containers;
ii.	the types of caps;
iii.	the packaging;
iv.	the logo and label designs; and
v.	unit cartons.

c. Marketing and Distribution

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

d.  Competition

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

We received a one-time $25,000 signing bonus for the successful negotation and execution of the Constellation licensing arrangement.  Per the terms of the agreement we do not expect significant revenues from this agreement to begin until the first quarter of 2007.

Under the terms of the investment from Artist House, Artist House became a licensee of Davi to help market and distribute our products in Japan. Under the terms of the agreement, Artist House will facilitate the terms and conditions of any agreements with Davi. In exchange, Davi has agreed to compensate Artist House with a revenue share of one-third (33 -1/3%) of the gross revenues collected in any agreement we establish with Artist House.

Management has learned that certain parties have applied for our trademark in Japan, and believes those parties are obligated to transfer that trademark to us. We have begun that process. Failure to recapture that trademark could have a material impact on our financial performance.

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

b.  Sub-Agencies

We recently entered into a Stock Purchase Agreement with Artist House Holdings, Inc. in which Artist House invested an additional $1,700,000 into our stock and we received $1,496,000 after payment of a finder's fee.  As part of this agreement, we have agreed that Artist House Holdings, Inc. will be made our licensing agent in Japan. In this way we expect to create a more global presence and thereby generate additional revenues.

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

Employees

On April 18, 2006, Ms. Margaret Robley resigned as our Chief Financial Officer. There was no known disagreement with Ms. Robley on any matter relating to our operations, policies or practices. Effective as of May 11, 2006, one of our directors, Mr. Josh LeVine, agreed to serve as our interim CFO until a permanent replacement may be found.

On June 1, 2006, we expect to appoint Theodore Lanes as our Chief Financial Officer.  Mr. Lanes has been acting in a consulting capacity to the Company for the past 2 months.  The final compensation package for Mr. Lanes has not yet been approved by the board.

We currently have only one full-time administrative employee and three officers of the company on our payroll. The majority of our administrative requirements are handled by outside sources. Our employees are not represented by labor unions or collective bargaining agreements and our only key employee is Mr. Carlo Mondavi, our founder and chairman of our board of directors.

Executive Advisory Board

Our board of directors has created a blue ribbon Executive Advisory Board, assembled to assist our officers in making certain high level planning decisions. While the members of the Executive Advisory Board have no authority over our business operations, the board anticipates that their input will provide great value to our executives in their decision making process. This advisory board includes the following persons along with a brief description of their business background:

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

Jean-Marc Benet grew up in the beauty industry. His father, Andre Benet, was the founder of Decleor, a Paris-based botanical professional skincare company. The Benet Family acquired Darphin, which at the time has a small skincare line based on aromatherapy and natural plant extracts. Over the last decade, the Bene family has grown Darphin to a full professional and retail skincare line with over 90 products. Today the company is dedicated to the development, manufacturing and marketing of prestige skin care and makeup products. Under the guidance of Jean-Marc Benet and his family, Darphin has grown from $500,000 in annual sales to in excess of $50,000,000 in annual sales and is currently sold in over 60 countries around the world. Estee Lauder acquired Darphin in 2003. Jean-Marc has remained on as General Manager for Darphin USA.

Jerry LeVine is a partner with Grobstein, Horwath & Company LLP. He is a Certified Public Accountant with more than 30 years experience. Mr. LeVine specializes in providing accounting and auditing services to both private and publicly held companies. Mr. LeVine is a graduate from California State University, Northridge and is a member of the AICPA and the California Society of Certified Public Accountants.

Assets

Our total assets as of March 31, 2006 were $2,897,554. Our assets largely consist of cash in the amount of $102,576 and a certificate of deposit in the amount of $2,705,352. Our total assets as of March 31, 2005, were $2,112,360, including cash and certificates of deposit in the combined amount of $2,075,612. The increase in our assets for the period ending March 31, 2006, is a result of our sales of additional common stock through the private placements.

Liabilities and Stockholders Deficit

Our total liabilities as of March 31, 2006 were $281,343. Our liabilities consisted of (i) accounts payable in the amount of $46,343, and (ii) $200,000 in convertible notes payable to a related party, namely our former President. The accrued interest on the note payable is $35,000, including $5,000 accrued in this reporting period. The note was originally issued in March of 2003. It came due, after extensions, on December 31, 2005 and remains unpaid.

Liquidity and Capital Resources

As of March 31, 2006, we had total current assets consisting of cash and certificates of deposit in the combined amount of $2,809,953. As of March 31, 2005, we had current assets consisting of cash and certificates of deposit in the combined amount of $2,075,612. The increase in our cash position from the period ending March 31, 2005, is primarily attributable to the sales of common stock in our private equity offering.

We expect that our current cash on hand will be sufficient to fund our operations for approximately the next twelve (12) months and meet our requirements for completing our product, packaging, and marketing.

Off Balance Sheet Arrangements

As of March 31, 2006, there were no off balance sheet arrangements.

Going Concern

We may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Stock-based compensation - We apply Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees, and Related Interpretations,” in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, we apply SFAS No. 123,”Accounting for Stock-Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

Our Board of Directors administers our stock option plan which provides for the granting of rights to purchase shares to our directors (including non-employee directors), executive officers, key employees, and outside consultants. As of December 31, 2005, all options issued under this plan were issued to non-employee outside consultants. No options have been issued to employees. Our Board of Directors sets the vesting period and exercise price per issuance basis as determined by the purpose of the individual issuance.

On November 1, 2005, we entered into an employment agreement (“Agreement”) with our President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our President based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with our President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of our common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. The estimated fair value of the Stock Options have been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $4,102,537, which will be expensed over the vesting period. Through the period ended March 31, 2006, we recorded an expense related to the Stock Options totalling $3,868,107.

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employees options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. We estimate the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. We also consider whether the requisite service has been rendered when recognizing compensation costs. We do not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

In December 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. We are currently evaluating SFAS No. 148 to determine if it will adopt SFAS No.123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

Fixed assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense). We periodically evaluatewhether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related un-discounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Fair value of financial instruments .Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments”, requires us to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of our financial instruments approximate their fair value due to their short-term nature.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Joseph Spellman, and our interim Chief Financial Officer, Mr. Josh LeVine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On May 4, 2006, we received a letter from legal counsel representing Artist House Holdings, Inc. ("Artist House") in which Artist House purportedly terminated that certain Stock Purchase Agreement, dated as of March 27, 2006, to which we and Artist House  are parties (the "SPA") and demanded unconditional return of $1.7 million, representing Artist House's purchase price under the SPA for 566,667 shares of our common stock plus warrants exerciseable into 283,333 shares of our common stock.  In its demand letter, Artist House alleges that we have failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers.  We have, directly and through our legal counsel, responded to and refuted Artist House's claims.  While we are willing to explore resolving this matter without the need for litigation, if this matter ultimately proceeds to a lawsuit, management intends to defend any such suit vigorously.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2006, we issued 16,535 shares of common stock to two individuals for payment due on consulting agreements dating back to 2004.  Our responsibility to issue these shares under the agreement was not reported in any prior filings. The shares were issued as exempt from registration under Section 4(2) of the Securities Act of 1933.

On March 27, 2006, we closed a Stock Purchase Agreement with Artist House Holdings, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 of our “Securities Units,” consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for $1,700,000 in cash; an effective price of $3.00 per share. Under the terms of the agreement, we were required to file a registration statement for the 566,667 shares of common stock within 45 days.  This registration statement was filed on May 11, 2006.
The warrants issued in the above mentioned investment were valued at $275,737 using the Black-Scholes option pricing model and is described as ”Additional paid in capital - warrants” in the stockholders’ equity section of the balance sheet. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	283,333
Stock price at grant date	$ 1.50
Exercise price	$ 4.50
Term	24 months
Volatility	283,333 warrants at 173%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

We did not engage in a distribution of this offering in the United States. The purchaser represented its intention to acquire the securities for investment only and not with a view toward distribution. We requested our stock transfer agent to affix appropriate legends to the stock certificate issued to the purchaser in accordance with Regulation S and the transfer agent affixed the appropriate legends. The purchaser was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. The purchaser was granted registration rights for the shares they purchased and a registration statement was filed on May 11, 2006 for these shares.  The shares were issued as exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2006.

Item 5.     Other Information

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical. At this time, the Company does not believe that the note and its rights were assigned under proper conditions and until this matter is resolved, management does not believe it is obligated to grant the conversion. We have responded in the same manner to the third party, and as of yet, has not received a reply.  The matter remains under investigation.

On April 18, 2006, Ms. Margaret Robley resigned as our Chief Financial Officer. There was no known disagreement with Ms. Robley on any matter relating to our operations, policies or practices. Effective as of May 11, 2006, one of our directors, Mr. Josh LeVine, agreed to serve as our interim CFO until a permanent replacement was found.

From March 2003 to September 2003, Mr. LeVine worked as an advertising designer with The Territory Ahead in Santa Barbara, California. From June 2002 to March 2003, Mr. LeVine was the president of Nuvo Design.

There are no family relationships between or among Mr. LeVine and any of our other officers or directors.

Mr. LeVine does not have any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

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

Joseph Spellman

Date:	May 16, 2006

By: /s/ Joseph Spellman Joseph Spellman Title: Chief Executive Officer