Form 10QSB
period 2006-06-30
DAVI SKIN, INC.
filed 2006-08-09
CIK 1059577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

☐        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period          to

Commission File Number:  001-14297

Davi Skin, Inc

(Exact name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4223 Glencoe Avenue, Suite B130 Marina Del Rey, CA 90292
(Address of principal executive offices)

310-827-0800
(Issuer’s telephone number)

301 North Canon Drive, Suite 207, Beverly Hills, California 90210
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes   ☒  No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,115,820 common shares as of May 1, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

 PART I - FINANCIAL INFORMATION

Item 1.         Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)          Balance Sheet as of June 30, 2006 and December 31, 2005.

(b)         Statements of Operations for the three and six month periods ended June 30, 2006 and 2005, and from inception;

(c)          Statements of Cash Flows for six month periods ended June 30, 2006 and 2005, and from inception;

(d)         Notes to Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

Item 1.     Financial Statements

Balance Sheet as of June 30, 2006 and December 31, 2005

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

BALANCE SHEET

	(Unaudited)
	Jun 30, ‘06	Dec 31, ‘05
ASSETS
Current Assets
Cash	17,238	3,616
Certificate of Deposit	2,534,369	1,698,956
Accounts Receivable	—	6,000
Prepaid Expenses	2,025	7,025

TOTAL CURRENT ASSETS	2,553,632	1,715,597

Fixed Assets net of Depreciation	16,477	48,119

Other Assets
Deposits	44,530	11,505

TOTAL ASSETS	2,614,639	1,775,221

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	89,833	67,802
Notes payable - related parties	240,000	230,000
Leasehold Improvement Allowance	10,000	—

TOTAL CURRENT LIABILITIES	339,833	297,802

Stockholders Equity
Preferred Stock
Common Stock	12,100	11,533
APIC	10,295,095	6,699,713
Prepaid Consulting Expense	(45,834)	(68,750)
Retained Earnings	(7,986,555)	(5,165,077)

TOTAL STOCKHOLDERS EQUITY	2,274,806	1,477,419

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	2,614,639	1,775,221

Statement of Operations

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

			From Date
			of Inception
	6 Months Ended	6 Months Ended	March 24, 2004
	June, 2006	June, 2005	through June 30, 2006

Revenues	25,000	—	25,000
Cost of Revenues
Gross Profit (Loss)	25,000	—	25,000
Operating Expenses
Selling, Admin & General	436,072	269,221	1,914,073
Depreciation	10,969	6,015	29,703
Consulting Fees	122,277	227,102	122,277
Employee Option Expenses	2,099,949	—	5,403,553
Professional Fees	166,817	74,077	383,267
Total Operating Expenses	2,836,085	576,415	7,852,874

(Loss) from Operations	(2,811,083)	(576,415)	(7,827,874)

Other Income (Expense)
Interest Expense	(10,000)	(10,005)	(5)
Interest Income	37,678	10,326	77,446
Loss on Sale/Disposition of Assets	(38,075)	—	(38,075)
Total other income (Expense)	(10,397)	321	39,371

Net (Loss)	(2,821,480)	(576,094)	(7,788,503)

Basic & Diluted (loss) per common share	(0.24)	(0.05)

Basic and diluted weighted average	11,841,931	10,969,483
common shares outstanding

Statement of Cash Flows

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

			From date of inception
			21-Mar-04
	6 months ended	6 months ended	through
	June, 30 2006	June, 30 2005	June, 30 2006

Operating Activities

Net (Loss)	(2,821,480)	(576,415)	(7,788,507)
Adjustments to reconcile net (loss) to
net cash used in operating activities :			—

Cash used in operating activities
Prepaid consulting expense		22,916	45,834
Stock based compensation & expenses	2,122,865	8,595	5,348,955
Depreciation and amortization	10,969	6,015	29,702
Accrued Interest	10,000	10,000	40,000
Loss from disposition of fixed assets		38,075	38,609

Changes in Operating Assets and Liabilities
Prepaid Expenses	5,000	9,375	(2,025)
Deposits	(33,025)		(44,530)
Accounts Payable	22,031	32,170	89,834
Accounts Receivable	6,000		—

Net Cash used by Operating Activities	(639,565)	(487,344)	(2,242,128)

Investing Activities

Cash flow from investing activities
Change in certificate of deposit	(835,413)	(1,724,760)	(2,534,369)
Purchase of Fixed Assets	(7,401)	(14,800)	(87,899)
sale of fixed assets	—	—	1,739

Net cash used by Investing activities	(842,814)	(1,739,560)	(2,620,529)

Financing Activities	—

Cash flows from financing activities
Proceeds from stock transactions	1,496,000	1,859,504	4,679,890
notes payable related party	—	—	200,000
Short term note payable	—	(10,500)	—

Net cash provided by investing activities	1,496,000	1,849,004	4,879,890

Net change in cash and cash equivalents	13,621	(377,900)	17,238
Cash at beginning of period	3,617	506,131	—
Cash at end of period	17,238	128,231	17,238

Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of DaviSkin, Inc. (“Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2005.

The interim financial statements present the balance sheet, statements of operations, cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations, cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.             DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business. Davi Skin, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line.

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

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,986,557 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown.  Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Earnings (loss) per share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock option are anti-dilutive when the results from operations are a net loss, as is the case for the for the period ended June 30, 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

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

As of June 30, 2006, the Company has available net operating loss carryovers of approximately $7,986,557 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through June 30, 2006.

Stock-based compensation - The Company applies Financial Accounting Standard 123R, “Accounting for Stock Based Compensation,”, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

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

The estimated fair value of the Stock Options totaled $4,102,537, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totaling $4,102,537.

On June 8, 2006, we entered into an employment agreement (“Agreement”) with our Chief Financial Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our Chief Financial Officer based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The Agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock (“Stock Options”) at a purchase price of $1.00 per share. The Stock Options will vest as follows: 10,000 shares upon execution of the Agreement; 30,000 shares at the end of each quarter during the term that the Executive remains employed. Certain conditions, for example the raising of capital, could trigger acceleration of vesting in the future.  None of these conditions were met at June 30, 2006. The estimated fair value of the Stock

Options have been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	59%
risk free interest rate of	5.0%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $272,824, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totaling $7,374.

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

3.             RELATED PARTY TRANSACTIONS

The Company allegedly owes $200,000 to the former President of MW Medical.  The note allegedly evidencing this obligation was originally due December 31, 2004 and carries an interest rate of 10% per annum.  Accordingly, interest of $40,000 has been recorded.  The maturity date of the note was originally extended to December 31, 2005, but the obligations purportedly evidenced by the note have not been paid by the Company.  Therefore, if valid, the note is currently in default.  The ownership of the note is the subject of a lawsuit filed in federal court; however, the Company is not named as a party to the lawsuit.  While the Company does report the liability on its balance sheet, it should be noted that the Company does not possess and has not received documentation establishing the note’s validity.  The company reserves its rights to cancel the note and any obligations that may exist thereunder, including principal and any accrued interest if it cannot be established that the note survived the bankruptcy proceeding of MW Medical.

4.             STOCK ACTIVITY

On March 27, 2006, The Company closed a Stock Purchase Agreement with Artist House Holdings, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 of our “Securities Units,” consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for $1,700,000 less $204,000 in fees for a net of 1,496,000 in cash; an effective price of $3.00 per share. Under the terms of the agreement, The Company filed a registration statement for the 566,667 shares of common stock within the requisite 45-day window required under the Stock Purchase Agreement.

The Company has registered the shares, and no late fees have been accrued for in the financial statements.  Management does not believe that any late fees are due.

The warrants issued in the above mentioned investment were valued at $275,737 using the Black-Scholes option pricing model and is described as “Additional paid in capital — warrants” in the stockholders’ equity section of the balance sheet. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	283,333
Stock price at grant date	$1.50
Exercise price	$4.50
Term	24 months
Volatility	283,333 warrants at 173%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

5.             EQUITY SECURITIES OFFERINGS

There are currently no active equity offerings from The Company.

6.             LEGAL PROCEEDINGS

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On May 4, 2006, we received a letter from Mr. Jeremy T. Glantz, then-legal counsel representing Artist House Holdings, Inc. (“Artist House”) in which Artist House purportedly terminated that certain Stock Purchase Agreement, dated as of March 27, 2006, to which we and Artist House are parties (the “SPA”) and demanded unconditional return of $1.7 million, representing Artist House’s purchase price under the SPA for 566,667 shares of our common stock plus warrants exercisable into 283,333 shares of our common stock.  In this demand letter, Artist House alleged that we have failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers.  On July 6, 2006, counsel for the Company received written notice from Mr. David G. LeGrand, newly-engaged counsel representing Artist House, demanding rescission of the SPA, based on the following claims and allegations:  (a) breach of warranty that officers’ salaries had not been increased since January 1, 2006, or breach of covenant not to increase officers’ salaries following the date of the SPA; (b) breach of covenant to expand the Board of Directors of the Company to include the Artist House Candidates (as defined below); (c) breach of covenant to designate Artist House as the Company’s licensing agent in Japan; (d) breach of covenant to modify the stock option agreement of the Company’s chief executive officer, Joseph Spellman; (e) breach of covenant to discontinue and terminate the Company’ credit card; (f) breach of covenant to hold $1,700,000 in investment proceeds of Artist House in a separate account; (g) breach of covenant to obtain directors and officers liability insurance; (h) breach of covenant by shareholders Carlo Mondavi and Josh LeVine to execute and deliver a shareholders agreement; (i) breach of covenant by Timothy Mondavi to join the Board of Directors of the Company; (j) use by the Company of an unlicensed broker to raise investment proceeds that were the subject of the SPA; and (k) breach of agreement regarding deferral of officers’ salaries.   On August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs. Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada in connection with this matter.  Although notified of the filing, the Company has yet to be served.  The company intends to defend itself vigorously.

An action entitled Tohid Naeem vs. Carlo Mondavi, Timothy Mondavi, Davi Skin, Inc. et. al., Los Angeles Superior Court Case No. BC355913 was filed on July 25, 2006, and to our knowledge has not yet been served on the Company or the individual defendants.  Our counsel learned of this filing from published reports of case filings and has reviewed the complaint.  The complaint alleges that sometime before the formation of Davi Skin, Inc., Carlo Mondavi and his father Timothy Mondavi orally agreed with plaintiff to form a joint venture and that, in consideration for plaintiff’s providing certain undefined services to the joint venture, plaintiff would own 48% of a company to be formed by the joint venture, which was ultimately Davi Skin, Inc.  Plaintiff pleads damages of not less than One Million Dollars ($1,000,000) and, in a claim for “account stated”, further contends that he is owed $125,000 as the balance due for efforts undertaken prior to the incorporation of Davi Skin, Inc.  Since there are no written documents or agreements that have been submitted to support the contract claims asserted, we cannot fully evaluate the claims without further formal discovery.  We do not believe, however, that the claims are meritorious and dispute the underlying facts alleged.

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical.  At this time, management does not believe that the note and its rights were assigned under proper conditions and until this matter is resolved, management does not believe it is obligated to grant the conversion. The matter remains under investigation.

The financial statements do not reflect any adjustments that could result from an unfavorable outcome.  The likelihood of an unfavorable outcome and the range of loss. If any, could not be determined by management.

Item 2.      Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ”believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion and in our other filings with the Securities and Exchange Commission.

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

As a result of the merger, our primary business has been the establishment and development of a natural grape-based skin care line.  Our plan has been to develop, manufacture and market a line of skin care products in the luxury segment of the skin care product market.  The development of the product line and its related packaging is now complete.  The Company will initially be selling nine (9) different products, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below.  All the products will be available for our retail launch which is currently scheduled to take place in October 2006.

The Company has engaged Paul Wilmot Communications (“Wilmot”) to handle our marketing, promotional and public relations activities.  The relationship with Wilmot and the Company’s ability to leverage our Board Chairman’s visible and respected Mondavi name, have generated significant public relations and marketing exposure and events for the Company and the Davi brand.  Davi is scheduled to be prominently featured this fall in the Conde Nast publication Men’s Vogue and potentially other nationally recognized beauty magazines.  All of these events and activities shall coincide with our upcoming product launch.

Skin Care Line

Planting techniques at select vineyards that we utilize exclusively, produce deeper vines with a lower yield of grapes per vine. After processing, these grapes yield higher concentrations of minerals, vitamins, and nutrients than grapes from other vineyards.  Many of the minerals, vitamins and nutrients are found in a by-product of the wine making process called the pomace.  Additionally, the uniquely long maceration process to which these grapes are subjected yield polyphenols in relatively high quantity.  Polyphenols are the free radical scavengers that, among other things, help to protect collagen and elastin fibers and prevent the destruction of hyaluronic acid in the skin.  Management believes that the use of this pomace among other unique ingredients will allow for the creation of a skincare line that can help fight the visible signs of premature aging.

a.             The Skin Care Market

The skin care market can be divided into four distinct segments: (a) Luxury; (b) Prestige; (c) Masstige; and (d) Mass.  The following is a brief discussion of each of these segments.

Luxury

The luxury segment of the skin care market involves high-end products, sold in department stores such as Bergdorf-Goodman, Neiman Marcus, Barneys and Saks Fifth Avenue. Skin crème products in this market segment will generally be priced over $150.  Examples of product lines sold in these markets, include La Prairie, Sisley, Crème de la Mer and Aqua di parma. We are planning to position our products in this market.

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

b.             Development of Skin Care Products

Product

We have completed development of and have a contract with a manufacturer of skin care products to produce a series of skin crème products, including the following:

Women’s Line

Face Cream (Le Grand Cru) - An ultra-luxurious cream designed for women to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

SPF 30 Lotion - Oil free everyday moisturizer with UVB/UVA protection of a SPF 30.  Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

Skin Cleanser – A gentle, luxurious creamy product designed to cleanse and condition at the same time;

Misting / Toning Spray - A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

Men’s Line

Face Cream (Le Grand Cru) - An ultra-luxurious cream designed for men to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

SPF 15 Lotion - Oil free everyday moisturizer with UVB/UVA protection of a SPF 15.  Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

Shave Cream - A luxurious shave cream designed to provide an extraordinarily close yet comfortable shave;

After Shave Tonic - An aftershave elixir /tonic used to soothe freshly shaved skin, reduce irritation and provide moisturizing properties;

Exfoliating Cleanser —Infused with crushed grape seeds this product is designed to cleanse, exfoliate and condition in the same time.

We have developed formulations for our products using a proprietary bio complex blend of 10 different raw materials, which are consistent across the entire product line.  The key items are the materials containing the anti-oxidant properties that are believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage and thereby also supporting our anti-aging goals.

We consider these formulations as they have been developed and tested to be proprietary, and thus have been and will remain vigilant in protecting the details of our developing product mix.

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

Manufacture

Initial production has begun, and we have received a commercial batch of each product, bottle and package for final approval.  Additionally, the Company has completed the process of choosing all the peripheral items involved in the manufacturing and marketing process, including:

i.                  the shape and size of the product containers;

ii.               the types of caps;

iii.            the packaging;

iv.           the logo and label designs; and

v.              unit cartons.

c.             Marketing and Distribution

The Company has recently conducted detailed discussions with a major retailer regarding distribution of Davi products.  We are in the process of defining the launch schedule and the promotional events that will surround it.  We expect our products to be available over the counter in Fall, 2006, although a definitive launch date has yet to be determined.

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

The prime difference between Caudalie and our proposed product line is expected to be based on the market segment and quality of ingredients that will be included in our products. Unlike Caudalie, who is segmented in the prestige market, we expect our product line to be sold in the luxury market. Further, our brand will use only the highest quality ingredients available, including wine extract, producing a highly concentrated preparation of antioxidant polyphenols. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity.  We are also using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

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

Licensing Agent

In order to further our success and to leverage our Board Chairman’s highly visible and well-respected Mondavi name into other market categories, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”).  RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line.  CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks (the “Intellectual Property”), and we have been engaged to: (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford.  In exchange, CBG has agreed to compensate us with a revenue share of one-third (33 -1/3%) of the gross revenues collected in any agreement we establish with Waterford.  Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

We received a one-time $25,000 signing bonus for the successful negotiation and execution of the Constellation licensing arrangement.  Per the terms of the agreement, we do not expect significant revenues from this agreement to begin until the first quarter of 2007.

Under the terms of the investment from Artist House, Artist House became a licensee of Davi to help market and distribute our products in Japan.  Under the terms of the agreement, Artist House is obligated to facilitate the terms and conditions of any agreements with Davi.  In exchange, Davi would compensate Artist House with a revenue share of one-third (33 -1/3%) of the gross revenues collected in any agreement we establish with Artist House.  As has been previously disclosed, Artist House has made demand upon us to rescind their investment in the Company, which, among other things, would terminate Artist House’s obligation to act as our licensee for marketing and distribution in Japan.  Failure to have a licensee in Japan could have an adverse impact on our ability to penetrate the Japanese consumer retail market and to promote our product in Japan.

Management has learned that certain parties have applied for our trademark in Japan, and believes those parties are obligated to transfer that trademark to us.  We have begun that process.  Failure to recapture this trademark could have a material impact on our financial performance.

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

b.    Sub-Agencies

We previously entered into a Stock Purchase Agreement with Artist House Holdings, Inc. in which Artist House invested an additional $1,700,000 into our stock and we received a net amount of $1,496,000 after payment of a finder’s fee.   In that agreement, we have agreed that Artist House Holdings, Inc. would be our licensing agent in Japan.  In this way we expect to create a more global presence and thereby generate additional revenues.  As has been previously disclosed, Artist House has made demand upon us to rescind their investment in the Company, which, among other things, would terminate Artist House’s obligation to act as our licensee for marketing and distribution in Japan.  Failure to have a licensee in Japan could have an adverse impact on our ability to penetrate the Japanese consumer retail market and to promote our product in Japan.

c.    Competition

Competition for our proposed new venture of housing various luxury brands under one parent company are Louis Vuitton, Moet Hennessey and Gucci Group.  These competitors focus mainly on brands that tend to complement their already existing line of business, while we are intending to focus on luxury brands in all areas of daily living.  We feel that there are numerous companies that are available for acquisition or partnering who would ultimately be considered too small for our competition to acquire. We anticipate that such acquisitions will complement our licensing efforts related to the Mondavi and Davi names.

Planned Purchases of Equipment

We do not anticipate purchasing any real property or significant equipment during the next twelve (12) months.

Employees

On June 8, 2006, the Company appointed Theodore Lanes as our Chief Financial Officer.   Mr. Lanes had been acting in a consulting capacity for the prior two (2) months.  The final compensation package for Mr. Lanes was filed as an exhibit to the Form 8-K that was filed by us to announce his appointment.

We currently have only one part-time administrative employee and four officers on our payroll.  The majority of our administrative requirements are handled by outside sources.  Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Carlo Mondavi, founder and chairman of our board of directors, Mr. Joshua LeVine, co-founder, executive vice president and creative director, Mr. Joe Spellman, our president and Chief Executive Officer, and Mr. Ted Lanes, our Chief Financial Officer.

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

Robert G. Mondavi is the Founder and Chairman Emeritus of Robert Mondavi Winery. At the age of 93, Mr. Mondavi is a global emissary of American food and wine. He is also currently active as a major benefactor of cultural and educational institutions, including Copia, an American center for Wine Food and the Arts; and the University of California at Davis, establishing the Robert Mondavi Institute for Wine and Food Science.

Timothy J. Mondavi is the Vice Chairman and Winegrower for Robert Mondavi Winery. In this role, Mr. Mondavi leads the winegrowing team at the winery in setting the style and vision for every wine made. Mr. Mondavi graduated from the University of California at Davis in 1974.

Jean-Marc Benet grew up in the beauty industry. His father, Andre Benet, was the founder of Decleor, a Paris-based botanical professional skincare company. The Benet Family acquired Darphin, which at the time has a small skincare line based on aromatherapy and natural plant extracts. Over the last decade, the Bene family has grown Darphin to a full professional and retail skincare line with over 90 products. Today we are dedicated to the development, manufacturing and marketing of prestige skin care and makeup products. Under the guidance of Jean-Marc Benet and his family, Darphin has grown from $500,000 in annual sales to in excess of $50,000,000 in annual sales and is currently sold in over 60 countries around the world. Estee Lauder acquired Darphin in 2003. Jean-Marc has remained on as General Manager for Darphin USA.

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

R. Michael Mondavi resigned from our Advisory board in June 2006 to pursue other interests.

Assets

Our total assets as of June 30, 2006 were $2,614,637.  Our assets largely consist of cash in the amount of $17,236 and certificates of deposit in the amount of $2,534,369.  Our total assets as of June 30, 2005, were $2,214,132, including cash and certificates of deposit in the combined amount of $2,165,943.  The increase in our assets for the period ending June 30, 2006, is a result of our sales of additional common stock through the private placements.

Liabilities and Stockholders Deficit

Our total liabilities as of June 30, 2006 were $339,833.  Our liabilities consisted of (i) accounts payable in the amount of $89,833, and (ii) $240,000 in convertible notes payable to a related party, namely our former President.  The accrued interest on the note payable is $40,000, including $5,000 accrued in the 3 months ended June 30, 2006.  The note was originally issued in March of 2003. It came due, after extensions, on December 31, 2005 and remains unpaid.

As previously noted, the Company allegedly owes $200,000 to the former President of MW Medical.

The note allegedly evidencing this obligation was originally due December 31, 2004 and carries an interest rate of 10% per annum.  Accordingly, interest of $40,000 has been recorded.  The maturity date of the note was originally extended to December 31, 2005, but the obligations purportedly evidenced by the note have not been paid by the Company.  Therefore, if valid, the note is currently in default.  The ownership of the note is the subject of a lawsuit filed in federal court; however, the Company is not named as a party to the lawsuit.  While the Company does report the liability on its balance sheet, it should be noted that the Company does not possess and has not received documentation establishing the note’s validity.  The company reserves its rights to cancel the note and any obligations that may exist thereunder, including principal and any accrued interest if it cannot be established that the note survived the bankruptcy proceeding of MW Medical.

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets consisting of cash and certificates of deposit in the combined amount of $2,614,637. The increase in our net cash position from the period ending December  31, 2005, is primarily attributable to the sales of common stock in our private equity offering.

We expect that our current cash on hand will be sufficient to fund our operations for approximately the next twelve (12) months and meet our requirements for completing our product launch, promotion and advertising.

Off Balance Sheet Arrangements

As of June 30, 2006, there were no off balance sheet arrangements.

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

Stock-based compensation – The Company applies Financial Accounting Standard 123R, “Accounting for Stock Based Compensation,”, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

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

On November 1, 2005, we entered into an employment agreement (“Agreement”) with our President and Chief Executive Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our President based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with our President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of our common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. The estimated fair value of the Stock Options have been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $4,102,537, which through the period ended June 30, 2006, has been completely expensed.

On June 8, 2006, we entered into an employment agreement (“Agreement”) with our Chief Financial Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our Chief Financial Officer based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The Agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock (“Stock Options”) at a purchase price of $1.00 per share. The Stock Options will vest as follows: 10,000 shares upon execution of the Agreement; 30,000 shares at the end of each quarter during the term that the Executive remains employed. . Certain conditions, for example the raising of capital, could trigger acceleration of vesting in the future.  None of these conditions were met at June 30, 2006. The estimated fair value of the Stock Options have been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	59%
risk free interest rate of	5.00%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $272,824, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totaling $7,374.

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

Fixed assets. Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 10 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).  We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. We use an estimate of the related un-discounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20 and FASB Statement No. 3. This pronouncement applies to all voluntary changes in accounting principle, and revises the requirements for accounting for and reporting a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable to do so. This pronouncement also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 retains many provisions of APB Opinion 20 without change, including those related to reporting a change in accounting estimate, a change in the reporting entity, and correction of an error. The pronouncement also carries forward the provisions of SFAS No. 3 which govern reporting accounting changes in interim financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Statement does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the effective date of SFAS No. 154.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2006.  This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Joseph Spellman, and our Chief Financial Officer, Mr. Theodore Lanes.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Ourmanagement does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On May 4, 2006, we received a letter from Mr. Jeremy T. Glantz, then-legal counsel representing Artist House Holdings, Inc. (“Artist House”) in which Artist House purportedly terminated that certain Stock Purchase Agreement, dated as of March 27, 2006, to which we and Artist House are parties (the “SPA”) and demanded unconditional return of $1.7 million, representing Artist House’s purchase price under the SPA for 566,667 shares of our common stock plus warrants exercisable into 283,333 shares of our common stock.  In this demand letter, Artist House alleged that we have failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers.  On July 6, 2006, counsel for the Company received written notice from Mr. David G. LeGrand, newly-engaged counsel representing Artist House, demanding rescission of the SPA, based on the following claims and allegations:  (a) breach of warranty that officers’ salaries had not been increased since January 1, 2006, or breach of covenant not to increase officers’ salaries following the date of the SPA; (b) breach of covenant to expand the Board of Directors of the Company to include the Artist House Candidates (as defined below); (c) breach of covenant to designate Artist House as the Company’s licensing agent in Japan; (d) breach of covenant to modify the stock option agreement of the Company’s chief executive officer, Joseph Spellman; (e) breach of covenant to discontinue and terminate the Company’ credit card; (f) breach of covenant to hold $1,700,000 in investment proceeds of Artist House in a separate account; (g) breach of covenant to obtain directors and officers liability insurance; (h) breach of covenant by shareholders Carlo Mondavi and Josh LeVine to execute and deliver a shareholders agreement; (i) breach of covenant by Timothy Mondavi to join the Board of Directors of the Company; (j) use by the Company of an unlicensed broker to raise investment proceeds that were the subject of the SPA; and (k) breach of agreement regarding deferral of officers’ salaries.   On August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs. Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada in connection with this matter.  Although notified of the filing, the Company has yet to be served.  The company intends to defend itself vigorously.

An action entitled Tohid Naeem vs. Carlo Mondavi, Timothy Mondavi, Davi Skin, Inc. et. al., Los Angeles Superior Court Case No. BC355913 was filed on July 25, 2006, and to our knowledge has not yet been served on the Company or the individual defendants.  Our counsel learned of this filing from published reports of case filings and has reviewed the complaint.  The complaint alleges that sometime before the formation of Davi Skin, Inc., Carlo Mondavi and his father Timothy Mondavi orally agreed with plaintiff to form a joint venture and that, in consideration for plaintiff’s providing certain undefined services to the joint venture, plaintiff would own 48% of a company to be formed by the joint venture, which was ultimately Davi Skin, Inc.  Plaintiff pleads damages of not less than One Million Dollars ($1,000,000) and, in a claim for “account stated”, further contends that he is owed $125,000 as the balance due for efforts undertaken prior to the incorporation of Davi Skin, Inc.  Since there are no written documents or agreements that have been submitted to support the contract claims asserted, we cannot fully evaluate the claims without further formal discovery.  We do not believe, however, that the claims are meritorious and dispute the underlying facts alleged.

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical.  At this time, management does not believe that the note and its rights were assigned under proper conditions and until this matter is resolved, management does not believe it is obligated to grant the conversion. The matter remains under investigation.

The financial statements do not reflect any adjustments that could result from an unfavorable outcome.  The likelihood of an unfavorable outcome and the range of loss. If any, could not be determined by management.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

We provided notice to the shareholders of the Company regarding the annual meeting of the Company, scheduled for July 19, 2006, the purpose of which was to vote on the nomination of four individuals to the Board of Directors of the Company.  The candidates for the Board of Directors included three Artist House nominees, Messrs. Taro Yamakawa, Takashi Kusube and Yuzuru Kawabata (the “Artist House Candidates”), whose nominations were required under the SPA.  According to Artist House’s counsel, the Artist House Candidates declined their nominations and will not stand for election to the Board of Directors of the Company.  As a result of the decision of the Artist House Candidates to withdraw as nominees to the Company’s Board of Directors, the Company cancelled the annual meeting of the shareholders and will provide notice as appropriate when the annual meeting of the shareholders is rescheduled.

Item 5.     Other Information

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical.  At this time, management does not believe that the note and its rights were assigned under proper conditions and until this matter is resolved, management does not believe it is obligated to grant the conversion. The matter remains under investigation.

On April 18, 2006, Ms. Margaret Robley resigned as our Chief Financial Officer.  There was no known disagreement with Ms. Robley on any matter relating to our operations, policies or practices.  Effective as of June 8, 2006, Mr. Theodore Lanes was appointed our Chief Financial Officer.

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

Joseph Spellman

Date:	August 8, 2006

	By:	/s/ Joseph Spellman
Joseph Spellman
	Title:	Chief Executive Officer

By:	/s/ Theodore Lanes
Theodore Lanes
Title:	Chief Financial Officer