Form 10-Q/A
period 2006-06-30
DAVI SKIN, INC.
filed 2006-08-15
CIK 1059577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB/A

(Amendment No.1)

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
☐ Yes   ☒ No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  12,115,820 common shares as of June 30, 2006.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

EXPLANATORY NOTE

DaviSkin, Inc. (the “Company”) is filing this amendment to Form 10-QSB (the “Amendment”) for the fiscal quarter ended June 30, 2006, as filed with the Securities and Exchange Commission on August 8, 2006 (the “Original Filing”). The purpose of filing this Amendment is to amend Part I, Item 1 “Financial Information” to include a revised Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Cash Flows and Notes to the Financial Information and to include corresponding revisions to Part I, Item 2 Management’s Discussion and Analysis or Plan of Operation. This Amendment does not update any disclosures in the Original Filing. Pursuant to Rule 12b-15 of the Exchange Act, as a result of this Amendment, the certifications filed pursuant to the Sarbanes-Oxley Act of 2002, included exhibits to the Original Filing, have been amended, restated, re-executed and re-filed as of the date of this Amendment and are included as listed below.

Except as set forth above, no other changes have been made to the Original Filing and this Form 10-QSB/A does not amend, update or change any other items or disclosures in the Original Filing.

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

Item 1.     Financial Statements

Balance Sheet as of June 30, 2006 and December 31, 2005

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

BALANCE SHEETS

	Jun 30, ‘06	Dec 31, ‘05
ASSETS	(Unaudited)
Current Assets
Cash	17,238	3,616
Certificate of Deposit	2,534,369	1,698,956
Accounts Receivable	—	6,000
Prepaid Expenses	2,025	7,025

TOTAL CURRENT ASSETS	2,553,632	1,715,597

Fixed Assets net of Depreciation of $17,807 and $925	16,477	48,119

Other Assets
Deposits	44,530	11,505

TOTAL ASSETS	2,614,639	1,775,221

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	89,833	67,802
Notes payable - related parties	240,000	230,000
Leasehold Improvement Allowance	10,000	—

TOTAL CURRENT LIABILITIES	339,833	297,802

Stockholders Equity
Preferred Stock
Common Stock	12,100	11,533
APIC	10,295,095	6,699,713
Prepaid Consulting Expense	(45,834)	(68,750)
Retained Earnings	(7,986,555)	(5,165,077)

TOTAL STOCKHOLDERS EQUITY	2,274,806	1,477,419

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	2,614,639	1,775,221

See notes to financial statements.

Statement of Operations

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

					From Date
				6 Months	of Inception
	3 Months	6 Months	3 Months	Ended	March 24, 2004
	Ended	Ended	Ended	June,	through June
	June, 2006	June, 2006	June, 2005	2005	30, 2006

Revenues	—	25,000	—	—	25,000
Cost of Revenues
Gross Profit (Loss)	—	25,000	—	—	25,000
Operating Expenses
Selling, Admin & General	197,224	436,070	138,539	269,221	1,874,068
Depreciation	5,947	10,969	3,360	6,015	29,703
Consulting Fees	92,574	122,277	77,166	227,102	122,277
Employee Option Expenses	241,805	2,099,949	—	—	5,403,553
Professional Fees	140,275	166,817	27,352	74,077	383,267
Total Operating Expenses	677,826	2,836,083	246,417	576,415	7,812,,868

(Loss) from Operations	(677,826)	(2,811,083)	(246,417)	(576,415)	(7,787,869)

Other Income (Expense)
Interest Expense	(5,000)	(10,000)	(5,005)	(10,005)	(40,005)
Interest Income	22,920	37,678	8,850	10,326	77,446
Loss on Sale/Disposition of Assets	(38,075)	(38,075)	—	—	(38,075)
Total other income (Expense)	(20,155)	(10,397)	3,845	321	(634)

Net (Loss)	(697,981)	(2,821,480)	(242,572)	(576,094)	(7,788,503)

Basic & Diluted (loss) per common share	(0.06)	(0.24)	(0.02)	(0.05)

Basic and diluted weighted average common shares outstanding	12,115,820	11,841,931	11,303,392	10,969,483

See notes to financial statements.

Statement of Cash Flows

DAVI SKIN, Inc.

(formerly MW Medical, Inc.)

(A Developmental Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

			From date of inception
			21-Mar-04
	6 months ended	6 months ended	through
	June, 30 2006	June, 30 2005	June, 30 2006
Operating Activites

Net (Loss)	(2,821,480)	(576,415)	(7,788,507)
Adjustments to reconclie net (loss) to net cash used in operating activities :			—

Cash used in operating activities
Prepaid consulting expense		22,916	45,834
Stock based compensation & expenses	2,122,865	8,595	5,348,955
Depreciation and amortization	10,969	6,015	29,702
Accrued Interest	10,000	10,000	40,000
Loss from disposition of fixed assets	38,075		38,609

Changes in Operating Assets and Liabilities
Prepaid Expenses	5,000	9,375	(2,025)
Deposits	(33,025)		(44,530)
Accounts Payable	22,031	32,170	89,834
Accounts Receivable	6,000		—

Net Cash used by Operating Activities	(639,565)	(487,344)	(2,242,128)

Investing Activities

Cash flow from investing activities
Change in certificate of deposit	(835,413)	(1,724,760)	(2,534,369)
Purchase of Fixed Assets	(7,401)	(14,800)	(87,899)
sale of fixed assets	—	—	1,739

Net cash used by Financing activities	(842,814)	(1,739,560)	(2,620,529)

Financing Activities	—

Cash flows from financing activities
Proceeds from stock transactions	1,496,000	1,859,504	4,679,890
notes payable related party	—	—	200,000
Short term note payable	—	(10,500)	—

Net cash provided by investing activities	1,496,000	1,849,004	4,879,890

Net change in cash and cash equivalents	13,621	(377,900)	17,238
Cash at beginning of period	3,617	506,131	—
Cash at end of period	17,238	128,231	17,238

See notes to financial statements.

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

Going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $7,986,555 since its inception and may require additional capital for its operational activities. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown.  Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

As of June 30, 2006, the Company has available net operating loss carryovers of approximately $7,986,555 that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

The estimated fair value of the Stock Options totaled $4,102,537, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totalling $4,102,537.

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

The estimated fair value of the Stock Options totaled $272,824, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totalling $7,374.

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

4.             STOCK ACTIVITY

On March 27, 2006, The Company closed a Stock Purchase Agreement with Artist House Holdings, Inc. Under the Stock Purchase Agreement, Artist House has agreed to purchase 283,333 of our “Securities Units,” consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for $1,700,000 less $204,000 in fees for a net of 1,496,000 in cash; an effective price of $3.00 per share. Under the terms of the agreement, The Company must file a registration statement for the 566,667 shares of common stock within the requisite 45-day window required under the Stock Purchase Agreement. Failure to file this registration statement will cause the Company to incur a late fee of 1,000 shares per day to be issued to Artist House.  The Company filed the registration statement but did not pursue the registration process following a review by the SEC.

No late fees have been accrued as Management does not believe that any late fees are due. Artist House has filed a lawsuit around the investment (see note 6).

The warrants issued in the above mentioned investment were valued at $275,737 using the Black-Scholes option pricing model. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	283,333
Stock price at grant date	$ 1.50
Exercise price	$ 4.50
Term	24 months
Volatility	173%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

5.             EQUITY SECURITIES OFFERINGS

There are currently no active equity offerings from The Company.

6.             LEGAL PROCEEDINGS

Other than as described below, we are not aware of any pending or threatened legal proceeding that are adverse to us or have a material interest adverse to us.

On May 4, 2006, we received a letter from Mr. Jeremy T. Glantz, then-legal counsel representing Artist House Holdings, Inc. (“Artist House”) in which Artist House purportedly terminated that certain Stock Purchase Agreement, dated as of March 27, 2006, to which we and Artist House are parties (the “SPA”) and demanded unconditional return of $1.7 million, representing Artist House’s purchase price under the SPA for 566,667 shares of our common stock plus warrants exerciseable into 283,333 shares of our common stock.  In this demand letter, Artist House alleged that we have failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers.  On July 6, 2006, counsel for the Company received written notice from Mr. David G. LeGrand, newly-engaged counsel representing Artist House, demanding rescission of the SPA, based on the following claims and allegations:  (a) breach of warranty that officers’ salaries had not been increased since January 1, 2006, or breach of covenant not to increase officers’ salaries following the date of the SPA; (b) breach of covenant to expand the Board of Directors of the Company to include the Artist House Candidates (as defined below); (c) breach of covenant to designate Artist House as the Company’s licensing agent in Japan; (d) breach of covenant to modify the stock option agreement of the Company’s chief executive officer, Joseph Spellman; (e) breach of covenant to discontinue and terminate the Company’ credit card; (f) breach of covenant to hold $1,700,000 in investment proceeds of Artist House in a separate account; (g) breach of covenant to obtain directors and officers liability insurance; (h) breach of covenant by shareholders Carlo Mondavi and Josh LeVine to execute and deliver a shareholders agreement; (i) breach of covenant by Timothy Mondavi to join the Board of Directors of the Company; (j) use by the Company of an unlicensed broker to raise investment proceeds that were the subject of the SPA; and (k) breach of agreement regarding deferral of officers’ salaries.   On August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada in connection with this matter.  Although notified of the filing, the Company has yet to be served.  The company intends to defend itself vigorously.

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

The financial statements do not reflect any adjustments that could result from an unfavorable outcome.  The likelihood of an unfavorable outcome and the range of loss, if any, could not be determined by management.

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

Misting / Toning Spray  – A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

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

Exfoliating Cleanser –Infused with crushed grape seeds this product is designed to cleanse, exfoliate and condition in the same time.

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

Assets

Our total assets as of June 30, 2006 were $2,614,639.  Our assets largely consist of cash in the amount of $17,236 and certificates of deposit in the amount of $2,534,369.  Our total assets as of June 30, 2005, were $2,214,132, including cash and certificates of deposit in the combined amount of $2,165,943.  The increase in our assets for the period ending June 30, 2006, is a result of our sales of additional common stock through the private placements.

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

Liquidity and Capital Resources

As of June 30, 2006, we had total current assets consisting of cash and certificates of deposit in the combined amount of $2,614,639. The increase in our net cash position from the period ending December  31, 2005, is primarily attributable to the sales of common stock in our private equity offering.

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

The estimated fair value of the Stock Options totaled $272,824, which will be expensed over the vesting period. Through the period ended June 30, 2006, we recorded an expense related to the Stock Options totalling $7,374.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

On May 4, 2006, we received a letter from Mr. Jeremy T. Glantz, then-legal counsel representing Artist House Holdings, Inc. (“Artist House”) in which Artist House purportedly terminated that certain Stock Purchase Agreement, dated as of March 27, 2006, to which we and Artist House are parties (the “SPA”) and demanded unconditional return of $1.7 million, representing Artist House’s purchase price under the SPA for 566,667 shares of our common stock plus warrants exerciseable into 283,333 shares of our common stock.  In this demand letter, Artist House alleged that we have failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers.  On July 6, 2006, counsel for the Company received written notice from Mr. David G. LeGrand, newly-engaged counsel representing Artist House, demanding rescission of the SPA, based on the following claims and allegations:  (a) breach of warranty that officers’ salaries had not been increased since January 1, 2006, or breach of covenant not to increase officers’ salaries following the date of the SPA; (b) breach of covenant to expand the Board of Directors of the Company to include the Artist House Candidates (as defined below); (c) breach of covenant to designate Artist House as the Company’s licensing agent in Japan; (d) breach of covenant to modify the stock option agreement of the Company’s chief executive officer, Joseph Spellman; (e) breach of covenant to discontinue and terminate the Company’ credit card; (f) breach of covenant to hold $1,700,000 in investment proceeds of Artist House in a separate account; (g) breach of covenant to obtain directors and officers liability insurance; (h) breach of covenant by shareholders Carlo Mondavi and Josh LeVine to execute and deliver a shareholders agreement; (i) breach of covenant by Timothy Mondavi to join the Board of Directors of the Company; (j) use by the Company of an unlicensed broker to raise investment proceeds that were the subject of the SPA; and (k) breach of agreement regarding deferral of officers’ salaries.   On August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada in connection with this matter.  Although notified of the filing, the Company has yet to be served.  The company intends to defend itself vigorously.

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

Joseph Spellman

Date:	August 15, 2006

	By:	/s/ Joseph Spellman
Joseph Spellman
	Title:	Chief Executive Officer

	By:	/s/ Theodore Lanes
Theodore Lanes
	Title:	Chief Financial Officer