Form 10QSB
period 2006-09-30
DAVI SKIN, INC.
filed 2006-11-21
CIK 1059577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒                              Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,115,820 common shares as of September 30, 2006.

Transitional Small Business Disclosure Format (check one):    ☐ Yes     No ☒

	TABLE OF CONTENTS

		Page

PART I — FINANCIAL INFORMATION

Item 1:	Financial Statements	3

Item 2:	Plan of Operation	14

Item 3:	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1:	Legal Proceedings	27

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3:	Defaults Upon Senior Securities	27

Item 4:	Submission of Matters to a Vote of Security Holders	27

Item 5:	Other Information	27

Item 6:	Exhibits	29

PART I — FINANCIAL INFORMATION

Item 1.                          Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:

(a)               Balance Sheet as of September 30, 2006 and December 31, 2005.

(b)              Statements of Operations for the three and nine month periods ended September 30, 2006 and 2005, and from inception;

(c)               Statements of Cash Flows for nine month periods ended September 30, 2006 and 2005, and from inception;

(d)              Notes to Financial Statements.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all normally recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended September 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

Item 1.           Financial Statements

Balance Sheet as of September 30, 2006 and December 31, 2005

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEETS

	Sept 30, ‘06	Dec 31, ‘05
	(Unaudited)
ASSETS
Current Assets
Cash	$355,863	$3,616
Certificate of Deposit	825,488	1,698,956
Accounts Receivable	—	6,000
Product Inventory	765,800	—
Prepaid Expenses	2,025	7,025

TOTAL CURRENT ASSETS	1,949,176	1,715,597

Fixed Assets net of Depreciation of $1,384 and $17,807	36,470	48,119

Other Assets
Deposits	44,530	11,505

TOTAL ASSETS	$2,030,176	$1,775,221

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts Payable	$114,621	$67,802
Notes Payable - Related Parties	245,000	230,000
Accrued Liability	1,574	—
Leasehold Improvement Allowance	10,000	—

TOTAL CURRENT LIABILITIES	371,195	297,802

Stockholders Equity
Preferred Stock	—	—
Common Stock	12,100	11,533
APIC	10,295,095	6,699,713
Prepaid Consulting Expense	(34,376)	(68,750)
Accumulated Deficit During the Development Stage	(8,613,838)	(5,165,077)

TOTAL STOCKHOLDERS EQUITY	1,658,981	1,477,419

TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$2,030,176	$1,775,221

See notes to financial statements.

Statement of Operations

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS

					From Date of Inception
	3 Months	9 Months	3 Months	9 Months	March 21, 2004
	Ended	Ended	Ended	Ended	through Sept 30,
(Unaudited)	Sept, 2006	Sept, 2006	Sept, 2005	June, 2005	2006
Revenues	$—	$25,000	$—	$—	$25,000
Cost of Revenues	—	—	—	—	—
Gross Profit	—	—	—	—	25,000
Operating Expenses
Selling, General & Admin.	449,424	885,494	208,392	409,763	2,322,956
Depreciation	460	11,430	4,288	10,303	30,164
Consulting Fees	71,076	193,352	19,173	246,275	193,353
Employee Option Expenses	—	2,099,949	—	—	5,403,553
Professional Fees	120,051	286,868	55,949	130,026	503,318
Total Operating Expenses	641,010	3,477,093	287,802	877,367	8,453,344

(Loss) from Operations	(641,010)	(3,452,093)	(287,802)	(877,367)	(8,428,344)

Other Income (Expense)
Interest Expense	(5,013)	(15,013)	(5,000)	(15,005)	(45,018)
Interest Income	18,742	56,420	6,374	16,701	96,187
Loss on Sale/Disposition of Assets	—	(38,075)	(534)	(534)	(38,609)
Other Income	—	—	3,000	3,000
Total Other Income (Expense)	13,728	3,332	3,840	4,162	12,560

Net (Loss)	(627,282)	(3,448,761)	(283,962)	(873,205)	(8,415,784)

Basic & Diluted (loss) per Common Share	(0.05)	(0.28)	(0.02)	(0.09)
Basic and Diluted Weighted Average Common Shares Outstanding	12,115,820	11,952,116	11,368,716	9,216,205

See notes to financial statements.

Statement of Cash Flows

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From Date of Inception
			21-Mar-04
	9 Months Ended	9 Months Ended	through
	Sept, 30 2006	Sept, 30 2005	Sept, 30 2006
Operating Activites
Net (Loss)	$(3,448,761)	$(873,205)	$(8,415,784)
Adjustments to Reconcile Net (Loss) to Net Cash Used in Operating Activities:
Cash Used in Operating Activities
Prepaid Consulting Expense	—	34,376	45,834
Stock Based Compensation & Expenses	2,134,323	—	5,360,413
Depreciation and Amortization	11,429	10,303	30,162
Accrued Interest	15,000	15,000	45,000
Loss from Disposition of Fixed Assets	38,075	—	38,609

Changes in Operating Assets and Liabilities
Prepaid Expenses	5,000	6,213	(2,025)
Deposits	(33,025)	(7,805)	(44,530)
Accounts Payable	48,389	6,567	116,192
Accounts Receivable	6,000	—	—
Product Inventory	(765,800)	—	(765,800)
Net Cash used by Operating Activities	(1,989,370)	(808,551)	(3,591,929)

Investing Activities
Cash Flow from Investing Activities
Change in Certificate of Deposit	873,468	(1,518,134)	(825,488)
Purchase of Fixed Assets	(27,853)	(24,500)	(108,350)
Sale of Fixed assets	—	2,273	1,739
Net Cash Provided (Used) by Investing Activities	845,615	(1,540,361)	(932,099)

Financing Activities
Cash Flow from Financing Activities
Proceeds from Stock Transactions	1,496,000	1,887,426	4,679,890
Notes Payable Related Party	—	—	200,000
Short Term Note Payable	—	(10,500)	—
Net Cash Provided by Financing Activities	1,496,000	1,876,926	4,879,890

Net Change in Cash and Cash Equivalents	352,246	(471,986)	355,863
	3,617	506,131	—
Cash at End of Period	$355,863	$34,145	$355,863

See notes to financial statements.

Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS (Unaudited)

1.             BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Davi Skin, Inc. (the “Company”) have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2005.

The interim financial statements present the balance sheet, statements of operations, cash flows of the Company. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations, cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

2.             DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business.  We are principally engaged in the development, manufacturing and distribution of luxury branded skincare products for men and women which harness the antioxidant health benefits of fermented grape extracts. We also function as a licensing agent to entities interested in associating their products with our luxury brand names.

History.  We were incorporated on December 4, 1997 as MW Medical, Inc., originally a wholly owned subsidiary of Dynamic Associates, Inc. On June 21, 2004, we completed and closed a Plan of Merger and Reorganization Agreement (“Merger Agreement”) with Davi Skin, Inc. (“Davi”), a separate, privately owned company founded in March 2004 by Carlo Mondavi, our current Chairman of the Board. Mr. Mondavi founded Davi with the vision of creating an all-natural grape-based luxury skin care line. The Merger Agreement called for our subsidiary to merge into and with Davi, and for Davi to become our wholly owned subsidiary. As consideration pursuant to the Merger Agreement, we issued 9,768,327 shares of common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis.

The Merger Agreement provided for the transaction to be accounted for as a recapitalization or reverse merger whereby Davi was considered the accounting acquirer. Accordingly, the accounting history of the acquirer was carried forward as our accounting history, with no goodwill recorded, and the accompanying financial statements reflect the history of Davi from its date of incorporation of March 21, 2004. Prior to the Merger Agreement, our balance sheet reflected 645,033 shares of common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

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

Going Concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have incurred cumulative net losses of $8,415,784 since our inception and may require additional capital for our operational activities. Our ability to raise additional capital through future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

Definition of Fiscal Year.  Our fiscal year end is December 31.

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

Revenue Recognition.  Revenues are recognized when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Cash and Cash Equivalents.  We consider all highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of our cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

Inventories consist of finished goods and raw materials and are stated at the lower of cost or market. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such writedowns establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s consolidated financial position, results of operations and cash flows.

We periodically evaluate whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment.

Fair Value of Financial Instruments.  Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires us to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of our financial instruments approximate their fair value due to their short-term nature.

Earnings (loss) per Share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share is computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock option are anti-dilutive when the results from operations are a net loss, as is the case for the for the period ended September 30, 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carryforward due to the uncertainty regarding realization.

Advertising Costs.  Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through September 30, 2006.

Stock-based Compensation.  We apply Financial Accounting Standard 123R, “Accounting for Stock Based Compensation,” which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

3.             RELATED PARTY TRANSACTIONS

We allegedly owe $200,000 to the former President of our predecessor entity MW Medical, Inc. under a promissory note originally due December 31, 2004 bearing an interest rate of 10% per annum. Accordingly, we recorded accrued interest in the amount of $45,000. The maturity date of the note was extended to December 31, 2006 by the note holder. To our knowledge, ownership of the note is the subject of a lawsuit filed in federal court to which we are not named as a party. At this time, we have not fully ascertained whether the note reflects a still outstanding Company obligation and if it does, do not believe that the note and its rights were assigned under proper conditions. Until this matter is resolved, we do not believe we are obligated to pay the note or grant the conversion in lieu of payment. The matter remains under investigation. We currently report the liability on our balance sheet, and reserve the right to cancel the note and any obligations that may exist thereunder, including principal and any accrued interest, if the validity of the note cannot be established.

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

4.             STOCK ACTIVITY

On March 27, 2006, we closed a Stock Purchase Agreement (“SPA”) with Artist House Holdings, Inc. (“Artist House.”) Under the Stock Purchase Agreement, Artist House agreed to purchase 283,333 of our Securities Units (“Securities Units,”) consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for gross proceeds of $1,700,000 (less $204,000 in fees) for net proceeds of $1,496,000, an effective price of $3.00 per share. We filed the Registration Statement, however did not pursue the registration process due to legal proceedings.

The warrants issued in accordance with the above mentioned SPA were valued at $275,737 using the Black-Scholes option pricing model. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	283,333
Stock price at grant date	$1.50
Exercise price	$4.50
Term	24 months
Volatility	173%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

5.             EQUITY SECURITIES OFFERINGS

We currently do not have an active offering of our equity securities.

6.             LEGAL PROCEEDINGS

We allegedly owe $200,000 to the former President of our predecessor entity MW Medical, Inc. under a promissory note originally due December 31, 2004 bearing an interest rate of 10% per annum. Accordingly, we recorded accrued interest in the amount of $45,000. The maturity date of the note was extended to December 31, 2006 by the note holder. To our knowledge, ownership of the note is the subject of a lawsuit filed in federal court to which we are not named as a party to. At this time, we have not fully ascertained whether the note reflects a still outstanding Company obligation and if it does, do not believe that the note and its rights were assigned under proper conditions. Until this matter is resolved, we do not believe we are obligated to pay the note or grant the conversion in lieu of payment. The matter remains under investigation. We currently report the liability on our balance sheet, and reserve the right to cancel the note and any obligations that may exist thereunder, including principal and any accrued interest, if the validity of the note cannot be established.

On May 4, 2006 we received a letter from legal counsel representing Artist House in which Artist House purportedly terminated the SPA dated March 27, 2006, and demanded the unconditional return of $1,700,000 million, representing Artist House’s purchase price under the SPA for 566,667 shares of our common stock plus warrants exercisable into 283,333 shares of our common stock. In this demand letter, Artist House alleged that we failed to timely perform certain conditions and obligations under the SPA, including (a) appointing certain individuals affiliated with Artist House to our board of directors, (b) obtaining directors and officers liability insurance, (c) modifying rights related to stock options issued to our CEO, Joe Spellman, (d) appointing Artist House as our licensing agent in Japan, and (e) requiring board approval for any salary increases to our officers. On July 6, 2006, counsel for the Company received written notice from another attorney representing Artist House, demanding rescission of the SPA, based on the similar claims and allegations of breach and non-performance by the Company and allegations that the alleged “finder” of the investment was acting as an unlicensed broker and therefore the transaction is subject to rescission. The Company denies the allegations.

On August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs. Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL (the “Artist House Action”), was filed in federal district court in Nevada in connection with this matter. The Company has filed a motion to dismiss the complaint and all allegations against the Company which has been fully briefed and is pending before the Court.

An action entitled Tohid Naeem vs. Carlo Mondavi, Timothy Mondavi, Davi Skin, Inc. et. al., Los Angeles Superior Court Case No. BC355913 was filed on July 25, 2006. The complaint alleges that sometime before the formation of Davi Skin, Inc., Carlo Mondavi and his father Timothy Mondavi orally agreed with plaintiff to form a joint venture, and that, in consideration for plaintiff’s providing certain undefined services to the joint venture, plaintiff would own 48% of a company to be formed by the joint venture, which was ultimately Davi Skin, Inc. Plaintiff pleads damages of not less than One Million Dollars ($1,000,000) and, in a claim for “account stated,” further contends that he is owed $125,000 as the balance due for efforts undertaken prior to the incorporation of Davi Skin, Inc. Davi Skin, Inc. and Timothy Mondavi were later dismissed from the complaint and Carlo Mondavi, the Company’s Chairman remains as the lone defendant who is being defended by the Company. Since there are no written documents or agreements submitted to support the contract claims asserted, we cannot fully evaluate the claims without further formal discovery which has only recently commenced. The Company and Carlo Mondavi do not believe, however, that the claims are meritorious and dispute the underlying facts and conclusions alleged.

On September 20, 2006, an shareholder derivative action entitled Rowe D. Nelson, et al. vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146 (the “Complaint”) was filed and subsequently served on the Company and its named officers and directors Carlo Mondavi, Joseph Spellman and Josh Levine. Timothy Mondavi and Robert Mondavi, neither of whom are officers, directors or shareholders of the Company are named but as yet are unserved. The Complaint states a number of allegations, principally that (a) certain individual members of the Mondavi family, including our Chairman, Carlo Mondavi, made intentional misrepresentations or fraudulent omissions about the physical and financial involvement of the Mondavi family in the Company, certain agreements between the Company and a winery owned by the Mondavi family known as Opus One and the sale of the Mondavi winery in order to induce the plaintiffs to invest in the Company, (b) certain individual members of the Mondavi family, including our Chairman, Carlo Mondavi, made intentional misrepresentations to induce plaintiff Sam Medley and his son and business associate (the “Medleys”) to merge MW Medical, Inc., a company the Medleys allegedly contracted to buy, into Davi Skin, Inc., at the time a privately held company, and (c) Carlo Mondavi, our Chairman and a director, Joseph Spellman, our President and CEO and a director, and Josh LeVine, an executive vice president and director, misused and or wasted corporate assets for their personal benefit in various ways.

Based on these allegations, the Complaint states fifteen (15) causes of action against some or all of the named defendants, including, among others, breach of fiduciary duty of loyalty, breach of fiduciary duty of care, unjust enrichment, conversion, waste of corporate assets, fraudulent misrepresentation, fraud in the inducement, state law securities fraud, intentional interference with contract and promissory estoppel. No written documents or agreements were submitted with the Complaint to support any of the allegations and claims asserted. We do not believe that the claims are meritorious, dispute many of the facts which form the basis for the claims alleged. The Company and individual defendants intend to defend the case vigorously.

On November 3, 2006, legal counsel for the parties (except for the unaffiliated Mondavi defendants) met to explore possible settlement.

The financial statements do not reflect any adjustments that could result from an unfavorable outcome with respect to any of the above legal proceedings. At this juncture we cannot determine the outcome nor range of any such loss. We do believe, however, that the above litigation is without merit, and are currently evaluating strategic and legal options best suited for our future growth.

7.             SUBSEQUENT EVENTS

In October 2006 we launched our cosmetics products under the “Davi” brand at Bergdorf Goodman in New York City. Additionally, we updated our website under the www.daviskin.com and www.davigroup.com addresses to comprehensively illustrate the scope of our cosmetics product line and inform prospective buyers about our Company. Although at this time our prospective consumers are unable to purchase our products via the internet, we anticipate having ecommerce capabilities within a short time frame, either through our websites or through those of our retail partners. Although it is early to discern what the ongoing demand for our products will be, we remain cautiously optimistic that sales will grow accordingly.

On October 12, 2006, we entered into an engagement agreement with Gemstone Capital LLC to act as a consultant and advisor to us on various financial, operational and strategic matters.

Item 2.                          Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Our statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words ”believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and our future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning our business, including additional factors that could materially affect our financial results, are included in this discussion and in our other filings with the Securities and Exchange Commission.

Plan of Operation

We are principally engaged in the development, manufacturing and distribution of luxury branded skincare products for men and women which harness the antioxidant health benefits of fermented grape extracts. We also function as a licensing agent to entities interested in associating their products with our luxury brand names. The development of the luxury branded skincare product line and its related packaging is now complete. We are now selling nine (9) different products, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are now available pursuant to our retail launch in October 2006 with Bergdorf Goodman.

We engaged Paul Wilmot Communications (“Wilmot”) to handle our marketing, promotional and public relations activities. The relationship with Wilmot augments our ability to leverage our visible and respected brand names, and have generated significant public relations and marketing exposure and events for us.

Skin Care Line

Planting techniques at select vineyards utilized exclusively by us produce deeper vines with a lower yield of grapes per vine. After processing, we believe these grapes yield higher concentrations of minerals, vitamins and nutrients than grapes from other vineyards. Many of these minerals, vitamins and nutrients are found in a by-product of the wine making process called pomace. The uniquely long maceration process to which these grapes are subjected yield polyphenols in relatively high quantities. Polyphenols are free radical scavengers that, among other things, help to protect collagen and elastin fibers, and prevent the destruction of hyaluronic acid in the skin. We believe that the use of pomace in our products, in addition to the use of other value-added unique ingredients, allows for the creation of a skincare line that can assist in preventing the visible signs of premature aging.

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

b.             Development of Skin Care Products

Product

We have completed the development of our products and have a contract with a manufacturer of skin care products to produce a series of skin crème products which include the following:

Women’s Line

Face Cream (Le Grand Cru) — An ultra-luxurious cream designed for women to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

SPF 30 Lotion — Oil free everyday moisturizer with UVB/UVA protection of a SPF 30. Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

Skin Cleanser — A gentle, luxurious creamy product designed to cleanse and condition at the same time;

Misting / Toning Spray — A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

Men’s Line

Face Cream (Le Grand Cru) — An ultra-luxurious cream designed for men to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

SPF 15 Lotion — Oil free everyday moisturizer with UVB/UVA protection of a SPF 15. Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

Shave Cream — A luxurious shave cream designed to provide an extraordinarily close yet comfortable shave;

After Shave Tonic — An aftershave elixir /tonic used to soothe freshly shaved skin, reduce irritation and provide moisturizing properties;

Exfoliating Cleanser —Infused with crushed grape seeds this product is designed to cleanse, exfoliate and condition in the same time.

We developed formulations for our products using a proprietary bio complex blend of ten different raw materials, consistent across our product line. The key items are the materials containing the anti-oxidant properties believed to help fight free radical damage caused by sunlight, stress and other environmental factors. Other key ingredients used in these formulas have been selected for their efficacy in helping to correct existing damage, thereby supporting anti-aging goals.

We consider these formulations, as they have been developed and tested, to be proprietary, and thus have been and will remain vigilant in protecting the details of our developing product mix.

As the products are expected to be sold over the counter, we do not anticipate needing or obtaining any Federal Food and Drug Administration approvals, and we do not plan on doing any clinical testing of any kind. The products containing SPF or any other over the counter ingredients, however, will need to meet FDA testing regulations as well as the global standards for sales in countries other than the United States.

Manufacture

We began initial production in preparation for our product launch in October 2006, and received commercial batches of each product, bottle and package for our final approval. Additionally, we completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:

i.              the shape and size of the product containers;

ii.             the types of caps;

iii.            the packaging;

iv.            the logo and label designs; and

v.             unit cartons.

c.             Marketing and Distribution

Our products are currently available over the counter at the luxury retail entity Bergdorf Goodman in New York City.

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

Licensing Agent

In order to further our success and to leverage our Board Chairman’s highly visible and well-respected Mondavi name into other market categories, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”). RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks (the “Intellectual Property”), and we have been engaged to: (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of thirty three and one-third percent (33 -1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

We received a one-time $25,000 signing bonus in the first quarter of 2006 for the successful negotiation and execution of the Constellation licensing arrangement. Per the terms of the agreement, we do not expect significant revenues from this agreement to begin until the first quarter of 2007.

Under the terms of the investment from Artist House, Artist House became a licensee of Davi to help market and distribute our products in Japan. Under the terms of the agreement, Artist House is obligated to facilitate the terms and conditions of any agreements with Davi. In exchange, Davi would compensate Artist House with a revenue share of thirty three and one-third percent (33 -1/3%) of the gross revenues collected in any agreement we establish with Artist House. As has been previously disclosed, Artist House has made demand upon us to rescind their investment in the Company, which, among other things, would terminate Artist House’s obligation to act as our licensee for marketing and distribution in Japan. Failure to have a licensee in Japan could have an adverse impact on our ability to penetrate the Japanese consumer retail market and to promote our product in Japan.

We have learned that certain parties have applied for our trademark in Japan, and believes those parties are obligated to transfer that trademark to us. We have begun that process. Failure to recapture this trademark could have a material impact on our financial performance.

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

Employees

On September 15, 2006, Mr. Theodore Lanes resigned as our Chief Financial Officer. There was no known disagreement with Mr. Lanes on any matter relating to our operations, policies or practices. Effective October 12, 2006, one of our directors, Mr. Joshua LeVine, agreed to serve as the interim Chief Financial Officer until a permanent replacement is found.

We currently have one full-time administrative employee and three officers on payroll. The majority of administrative requirements are handled by outside sources. Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Carlo Mondavi, founder and chairman of the board of directors, Mr. Joshua LeVine, co-founder, executive vice president and creative director and Mr. Joseph Spellman, our president and Chief Executive Officer.

Assets

Our total assets as of September 30, 2006 were $2,030,176. Our assets largely consist of cash in the amount of $355,863, certificates of deposit in the amount of $825,488 and inventory of $765,800. Our total assets as of September 30, 2005, were $1,927,525, including cash and certificates of deposit in the combined amount of $1,865,231. The increase in our assets for the period ending September 30, 2006, is a result of our sales of additional common stock through the private placements.

In anticipation of our skincare product launch in October 2006, we purchased $765,800 of inventory consisting of various cosmetics ingredients, associated packaging and final product. The inventory consists of:

Raw Materials and Components:	727,450
Finished Goods:	38,350
Total Inventory:	$765,800

Planned Purchases of Equipment

We do not anticipate purchasing any real property or significant equipment during the next twelve (12) months.

Liabilities and Stockholders Deficit

Our total liabilities as of September 30, 2006 were $371,195. Our liabilities consisted of (i) accounts payable in the amount of $114,620, and (ii) $245,000 in convertible notes payable to a related party. The accrued interest on the note payable is $45,000, including $5,000 accrued in the three months ended September 30, 2006. The note was originally issued in March of 2003. It came due, after extensions, on December 31, 2005 and remains unpaid. The ownership of the note is the subject of a lawsuit filed in federal court; however, we are not named as a party to the lawsuit. While we report the liability on our balance sheet, we reserve our right to cancel the note and any obligations that may exist thereunder, including principal and any accrued interest, if it cannot be established that the note survived the bankruptcy proceeding of MW Medical, Inc.

Liquidity and Capital Resources

As of September 30, 2006, we had current assets consisting of cash and certificates of deposit in the combined amount of $1,181,351. The decrease in our net cash position from the period ending December 31, 2005 is primarily attributable to the purchase of product inventory.

We are not certain as to whether our current cash balance will be sufficient to fund our operations for the next twelve (12) months, as well as meet the requirements for completing our product launch and associated promotion and advertising. While we anticipate ongoing revenue from our product launch of October 2006, as well as from our licensing agreement, the extent and timing of such revenue is largely unclear at this time. In order to support our working capital needs and to provide for previously unanticipated legal expenses, we are considering the possibility of raising additional capital as well as other strategic options.

Off Balance Sheet Arrangements

As of September 30, 2006, there were no off balance sheet arrangements.

Results of Operations — For the Three Months Ended September 30, 2006 Compared to September 30, 2005

Operating expenses for the three months ended September 30, 2006 were $641,010, compared to $287,802 for the three months ended September 30, 2005, an increase of $353,208. The increase in operating expenses is primarily due to an increase in selling, general & administration expenses of $241,032 consisting of increased product development, payroll and public relations expenses, consulting fees of $51,903 and professional fees of $64,102 in connection with increased legal expenses.

Other income for the three months ended September 30, 2006 was $13,728, compared to $3,840 for the three months ended September 30, 2005, an increase of $9,888. The increase in other income is primarily due to an increase in interest income of $12,368.

Results of Operations — For the Nine Months Ended September 30, 2006 Compared to September 30, 2005

Operating expenses for the nine months ended September 30, 2006 were $3,477,093, compared to $877,367 for the nine months ended September 30, 2005, an increase of $2,599,726. The increase in operating expenses is primarily due to an increase in employee option expense of 2,099,949, selling, general & administration expenses of $394,731 consisting of increased product development, payroll and public relations expenses, and professional fees of $156,842 in connection with increased legal expenses.

Other income for the nine months ended September 30, 2006 was $3,332, compared to $4,162 for the nine months ended September 30, 2005, a decrease of $830.

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

Revenue recognition.  Revenues are recognized when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Stock-based compensation  The Company applies Financial Accounting Standard 123R, “Accounting for Stock Based Compensation,”, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

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

The estimated fair value of the Stock Options totaled $4,102,537, which through the period ended September 30, 2006, has been completely expensed.

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

Item 3.    Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2006. This evaluation was carried out under the supervision and with the participation of our President and Chief Executive Officer, Mr. Joseph Spellman, and our interim Chief Financial Officer, Mr. Joshua LeVine. Based upon that evaluation, our Chief Executive Officer and interim Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer and interim Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Please see Part I — Item 1.  Financial Statements.  Notes to Financial Statements:  NOTE 6 — Legal Proceedings

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

Item 5.    Other Information

On July 7, 2006, we notified Child, Van Wagoner & Bradshaw that we dismissed them as our independent registered public accounting firm. During the most recent fiscal year and through July 7, 2006, there were no disagreements with Child, Van Wagoner & Bradshaw on any matter of accounting principles, practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child, Van Wagoner & Bradshaw, would have caused it to make reference thereto in its report on the financial statements for such years.

The decision to change independent registered public accounting firms was approved by the Board of Directors of the Company.

On August 2, 2006, we held a special meeting of the Board of Directors during which we i). elected Joe Spellman to be a director effective August 2, 2006, ii). ratified the appointment of Buchalter Nemer as our legal counsel based on a professional services agreement dated April 19, 2006 and iii). ratified the appointment of Rose, Snyder and Jacobs as our independent accounting firm based on a professional services agreement dated July 7, 2006. We also ratified the engagement of our public relations, design and advertising, and other operational companies important to our business.

On September 15, 2006, Mr. Theodore Lanes resigned as our Chief Financial Officer. There was no known disagreement with Mr. Lanes on any matter relating to our operations, policies or practices.

Oon September 20, 2006, we issued a press release regarding our exclusive retail partnership with Bergdorf Goodman, a subsidiary of the Nieman Marcus Group, for the launch of our line of luxury skincare products, which occurred in October 2006.

On September 29, 2006, we entered into an engagement agreement with PondelWilkinson Inc., an investor relations firm to assist us with activities in this regard.

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

Joseph Spellman

Date:	November 20, 2006

	By:	/s/Joseph Spellman
Joseph Spellman
	Title:	Chief Executive Officer

	By:	/s/Joshua LeVine
Joshua LeVine
	Title:	Chief Financial Officer