Form 10KSB
period 2006-12-31
DAVI SKIN, INC.
filed 2007-04-17
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
For the transition period from _________ to ________
Commission file number: 001-14297

Davi Skin, Inc.
(Name of small business issuer in its charter)
Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4223 Glencoe Avenue, Suite B130 Marina Del Rey, California	90292
(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number: (310) 827-0800
Securities registered under Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State issuer’s revenue for its most recent fiscal year. $22,809

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $ 3,243,957 as of December 29, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 12,115,820 Common Shares as of December 31, 2006

Transitional Small Business Disclosure Format (Check One): Yes: __; No X

 PART I
Item 1. Description of Business

Our Business

We are principally engaged in the development, manufacturing and distribution of luxury branded skincare products for men and women that encompass the anti-oxidant rich by-products of the winemaking process coupled with the latest innovations in modern technology. We also function as a licensing agent to entities interested in associating their products with our luxury brand names. The development of the luxury branded skincare product line and its related packaging is now complete. We are now selling the initial nine (9) SKUs, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Since the launch, the products are now available at Bergdorf Goodman and through their website; Bliss World Catalogs, and their corresponding website; and the luxury hotel and spa, Meadow Wood, located in the Napa Valley. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center.

Skin Care Line

We utilize the by-products of grapes planted in select vineyards that utilize planting techniques to produce deeper vines with a lower yield of grapes per vine. After processing, we believe these grapes yield higher concentrations of minerals, vitamins and nutrients than grapes from other vineyards. Many of these minerals, vitamins and nutrients are found in a by-product of the wine making process called pommace. The uniquely long maceration process to which these grapes are subjected yields polyphenols in relatively high quantities. Polyphenols are one of the world’s strongest naturally occurring antioxidants that help to protect collagen and elastin fibers, prevent the destruction of hyaluronic acid in the skin and combat free radicals, the number one cause of visible aging. We believe that the use of pommace, fermented grape extracts, and other select antioxidants in our products, in addition to the use of other value-added unique ingredients, allows for the creation of a skincare line that can assist in preventing the visible signs of premature aging.

The Skin Care Market

The skin care market can be divided into four distinct segments: (a) Luxury; (b) Prestige; (c) Masstige; and (d) Mass. The following is a brief discussion of each of these segments.

Luxury

The luxury segment of the skin care market involves high-end products, sold in department stores such as Bergdorf-Goodman, Neiman Marcus, Barneys and Saks Fifth Avenue. Skin crème products in this market segment will generally be priced over $150. Examples of product lines sold in these markets, include La Prairie, Sisley, La Mer and Aqua di Parma. We are planning to position our products in this market.

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

Development of Skin Care Products

Product

We completed the research and development of our initial line of luxury branded skincare products for women and men. Production of the initial nine (9) SKUs commenced with our contract manufacturer last September ahead of our October retail launch with Bergdorf Goodman. The initial nine (9) SKUs include four (4) products for women and five (5) for men described in detail below.

Women’s Line:

▪
Le Grand Cru for Women — An ultra-luxurious cream designed for women to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

▪
Vine Fresh SPF 30 Lotion — Oil free everyday moisturizer with UVB/UVA protection of a SPF 30. Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

▪	Moscato Purifying Cleanser — A gentle, luxurious creamy product designed to cleanse and condition at the same time;

▪	Harvest Mist Toner — A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

Men’s Line:

▪
Le Grand Cru for Men — An ultra-luxurious cream designed for men to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

▪
Vine Fresh SPF 15 Lotion — Oil free everyday moisturizer with UVB/UVA protection of a SPF 15. Formulated as a light, non-greasy formula, which is perfect for any type skin to moisturize and protect against oxidative damage such as pollution and stress;

▪	Reserve Shave Cream — A luxurious shave cream designed to provide an extraordinarily close yet comfortable shave;

▪	Coastal Vine After Shave — An aftershave elixir /tonic used to soothe freshly shaved skin, reduce irritation and provide moisturizing properties;

▪	Crushed Grape Seed Exfoliating Cleanser —Infused with crushed grape seeds this product is designed to cleanse, exfoliate and condition at the same time.

At the core of all our products is a proprietary microencapsulated anti-aging antioxidant complex called Meritage that was created in collaboration with laboratories in Lyon, France. Meritage is a blend of grape and fermented wine extracts, green tea, raspberry, blackcurrant, and bilberry extracts amongst other select key ingredients. The Meritage complex is created through a unique double fermentation process, which allows for the select high-level antioxidants to remain active on the skin longer than conventionally created products.

Manufacturer

Prior to our product launch in October 2006, we completed the research and development necessary to finalize the product designs and technical aspects needed to commence production of our products with our contract manufacturer. We completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:

i.	the final shape and size of the product containers;

ii.	the final selection of caps;

iii.	the final packaging design;

iv.	the logo and label designs; and

v.	final unit carton design and construction

Upon final selection of the packaging directions and the completion of technical drawings of the packaging itself, production of our initial nine (9) SKUs commenced. Upon the completion of production, finished goods were then shipped to our distribution warehouse to await distribution to our retail channels.

Marketing and Distribution

Our products are currently available over the counter at the following luxury retailers: Bergdorf Goodman in New York City, and through their website; Bliss World Catalogs, and their corresponding website; and the luxury hotel and spa, Meadow Wood, located in the Napa Valley.

We engaged Paul Wilmot Communications (“PWC”) to handle our marketing, promotional and public relations activities. PWC is one of the preeminent public relations firms in the world. Subsequent to the engagement of PWC, our branded line of luxury skincare has received several high-profile editorial features including but not limited to: Vogue, Men’s Vogue, Forbe’s Life, Town and Country, Elle, Flaunt, C Magazine, The New York Post, Black Book, Zink, Style.com, Financial Times, OK!, Premiere, and WWD. We have also been featured on-air with both CNBC and Fox KTLA Channel 11.

Competition

Among all the brands found in this industry, we consider our closest competitor to be Caudalie. Caudalie is a French spa and skincare line that reflects our product concept and closely resembles our product line. The creators behind Caudalie are wine makers with a family vineyard located in the wine region of France. The concept of the Caudalie product line, like ours, is an extrapolation on the benefits of the antioxidants and polyphenols found mainly in grape seeds. The advantage of Caudalie over our proposed product in the marketplace at this time is two fold: (a) they have been on the market for over a decade and have grown to be a global brand with distribution outlets all over the world; and (b) they serve a larger target audience with a lower price point than we anticipate.

The prime difference between Caudalie and our product line is expected to be based on the market segment and quality of ingredients that will be included in our products. Unlike Caudalie, who is segmented in the prestige market, we expect our product line to be sold in the luxury market. Further, our brand will use only the highest quality ingredients available, including wine extract, producing a highly concentrated preparation of antioxidant polyphenols. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity. We are also using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

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

We received a one-time $25,000 signing bonus in the first quarter of 2006 for the successful negotiation and execution of the Constellation licensing arrangement. Subsequent to this filing, we have begun to receive royalty payments per the terms set forth in the agreement.

Business Development

As part of our effort to generate revenue from the licensing of our brand name, we are seeking opportunities in which to leverage our brand name into other market categories or segments. We have identified several distinct opportunities to help capitalize on the name brand awareness and current public relations editorial that have brought attention to the brand name.

Sub-Agencies

Under the terms of the investment from Artist House, Artist House became a licensee of Davi to help market and distribute our products in Japan. Pursuant to the agreement, Artist House invested an additional $1,700,000 into our stock and we received a net amount of $1,496,000 after payment of a finder’s fee. Artist House is obligated to facilitate the terms and conditions of any agreements with Davi. In exchange, Davi would compensate Artist House with a revenue share of thirty three and one-third percent (33 -1/3%) of the gross revenues collected in any agreement we establish with Artist House.

Since the agreement was entered into, Artist House has made demand upon us to rescind their investment in the Company, which, among other things, would terminate Artist House’s obligation to act as our licensee for marketing and distribution in Japan. (Please see the section entitled “Legal Proceedings” in this report for discussion of an action brought by Artist House against us, our directors, and other individuals.) Failure to have a licensee in Japan could have an adverse impact on our ability to penetrate the Japanese consumer retail market and to promote our product in Japan.

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

Employees

We currently have one full-time administrative employee and four officers on payroll. The majority of administrative requirements are handled by outside sources. Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Carlo Mondavi, founder and chairman of the board of directors, Mr. Joshua LeVine, co-founder, director, executive vice president and creative director and Mr. Joseph Spellman, director and president and Chief Executive Officer. At the time of this filing, we recently hired a new chief financial officer, Mr. Munjit Johal.

On November 28, 2006, we executed and delivered a severance agreement with Patrick Pflipsen (“Pflipsen”) by which we terminated Pflipsen’s employment. Pflipsen assisted the Company on various financial, operational and strategic matters, including advising on financial aspects of the Company, investor relations and assisting in financing and growth strategies. In consideration for Pflipsen’s obligations under the agreement, the agreement provides that we shall issue 50,000 options to purchase common stock with an exercise price of $0.50 per share. Under the agreement, we also retained the option to engage Pflipsen as a consultant to assist in various projects, including capital raises for our company.

On September 15, 2006, Mr. Theodore Lanes resigned as our Chief Financial Officer. There was no known disagreement with Mr. Lanes on any matter relating to our operations, policies or practices. Effective October 12, 2006, one of our directors, Mr. Joshua LeVine, agreed to serve as the interim Chief Financial Officer until a permanent replacement is found. Mr. Johal has been hired as the new chief financial officer.

Consultants

On January 3, 2007, we entered into an agreement with Donald B. Schwall, Jr. (“Mr. Schwall”). Pursuant to the agreement, Mr. Schwall was to act as our consultant and advisor on various promotional and marketing campaigns with performance criteria in the first 60 days for in exchange for 400,000 shares of our common stock. The criterion was not met and the contract was terminated. Mr. Schwall was left with 50,000 for services rendered and 150,000 shares were returned to the company. We retained the remaining 200,000 shares.

On October 12, 2006, we entered into an engagement agreement with Gemstone Capital LLC (“Gemstone”) for Gemstone to act as a consultant and advisor to the Company on various financial, operational and strategic matters, including without limitation preparing public filings with the U.S. Securities and Exchange Commission, advising on financial aspects of existing litigation and disputes and assisting in financing and growth strategies. The agreement provides that we shall pay to Gemstone a monthly retainer of $8,000 per month and reimbursement of reasonable expenses. Subsequent to this filing, the agreement with Gemstone Capital LLC was terminated upon the hiring of Munit Johal as Chief Financial Officer.

On September 29, 2006, we entered into an engagement agreement with PondelWilkinson Inc., an investor relations firm. The agreement provides that we shall pay to PondelWilskinson Inc. a monthly retainer of $3,500 per month to provide 42 hours of service per quarter. Any services in excess of 42 hours per quarter will be billed at $250 per hour. If PondelWilkinson Inc. introduces us either to an investment banker who facilitates a financing or to a direct financing source, PondelWilkinson Inc. will receive a separate and additional fee from us to be mutually agreed upon.

Research and Development

We expense research and development costs as incurred. These costs totalled $ 286,498 for the fiscal year ended December 31, 2006, and $62,702 for the fiscal year ended December 31, 2005.

Existing and Probable Governmental Regulation

We are not aware of any existing or pending governmental regulation that will have a material impact on the operation of our business. The SPF used in our products has been pre-approved through assay and efficacy testing. As such, we do not anticipate requiring any Federal Food and Drug Administration approvals, and we do not plan on doing any clinical testing of any kind.

We consider these formulations, as they have been developed and tested, to be proprietary, and thus have been and will remain vigilant in protecting the details of our developing product mix.

Compliance with Environmental Laws

We did not incur any costs in connection with the compliance with any federal, state, or local environmental laws.

Item 2. Description of Property

On May 18, 2006, we terminated a lease agreement by and between us, as tenant, and Douglas Emmett Joint Venture, a California general partnership, as landlord, with respect to leasing of 7,610 square feet of office space located at 301 North Canon, Suite 207 Beverly Hills, CA 90292. We terminated the lease to reduce our lease expenses; the terminated lease provided for monthly base rent payments of $10,844.25. In exchange for leaving furniture and fixtures we owned at the terminated office space for future tenants, the Landlord agreed to terminate the lease and to return to us our security deposit of $33,000. We expensed the not-yet-depreciated value of the furniture and fixtures, in the amount of $38,075, during June of 2006.

On May 18, 2006, we entered into a 3-year lease agreement by and between us, as tenant, and Marina Glencoe, LLC, a California limited liability company, as landlord, to lease approximately 1,980 square feet of office space located at 4223 Glencoe Ave, Suite B130 Marina Del Rey, CA 90292. The lease provides that we shall pay monthly rent payments, including parking and utlities, of $ 4,469.25 for the first 12 months, $ 4,593.99 for months 13 - 24 and $4,722.47 for months 24 - 36.  Bank of America issued an irrevocable standby letter of credit in the amount of $49,869 to guarantee the lease.

Item 3. Legal Proceedings

Other than as described below, we are not aware of any pending or threatened legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

An action entitled Rowe D. Nelson, et al. vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146 (the “Complaint”) was filed on September 20, 2006. The plaintiffs filed an amended complaint on or about October 6, 2006, to which the defendants filed a demurrer, which was sustained in part. The plaintiffs filed a second amended complaint ("SAC") on or about February 23, 2007, and defendants have demurred in part to that pleading. The demurrer is pending. The Complaint makes a number of allegations, principally that (a) certain individual members of the Mondavi family, including our Chairman, Carlo Mondavi, made intentional misrepresentations or fraudulent omissions about the physical and financial involvement of the Mondavi family in the Company, the enforceability of certain agreements between the Company and Opus One and the Robert Mondavi Corporation, and the acquisition of the Robert Mondavi Corporation by Constellation Brands, to induce the plaintiffs to invest in the Company, (b) certain individual members of the Mondavi family, including our Chairman, Carlo Mondavi, made intentional misrepresentations to induce plaintiff Sam Medley and his son and business associate (the “Medleys”) to merge MW Medical, Inc., a company the Medleys allegedly contracted to buy, into Davi Skin, Inc., at the time a privately held company, and (c) Carlo Mondavi, our Chairman and a director, Joe Spellman, our President and CEO and a director, and Josh LeVine, an executive vice president and director, misused corporate assets for their personal benefit by voting to increase their own salaries, issuing themselves stock options and approving large expense reimbursements. Based on these factual allegations, the Complaint states fifteen (15) causes of action against some or all of the named defendants, including, among others, breach of fiduciary duty of loyalty, breach of fiduciary duty of care, unjust enrichment, conversion, waste of corporate assets, fraudulent misrepresentation, fraud in the inducement, state law securities fraud, intentional interference with contract and promissory estoppel. We do not believe that the claims are meritorious and dispute the underlying facts alleged. We intend to defend the matter vigorously.

On or about August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada against the Company, its directors, and other individuals. The plaintiff, Artist House Holdings, Inc., is a shareholder in the Company. The complaint alleged violations of federal securities law and Nevada securities law, breach of contract, and related claims arising from the plaintiff's investment in Company. A First Amended Complaint was filed on July 31, 2006, and a Second Amended Complaint on January 8, 2007. On December 22, 2006, the plaintiffs filed an emergency motion for a preliminary injunction, which the District Court denied on January 12, 2007. On January 26, 2007, the Company and its directors filed a motion to dismiss the federal securities law claim. That motion was granted on March 27, 2007. The Court gave the plaintiff leave to amend, but no amended complaint has yet been filed. We intend to defend the matter vigorously.

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical.  At the year end, the note was still a debt on the books of the company accruing interest.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

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

Fiscal Year Ending December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	3.00	0.25
June 30, 2006	1.05	0.10
September 29, 2006	0.55	0.15
December 29, 2006	0.60	0.15

Fiscal Year Ended December 31, 2005
Quarter Ended	High $	Low $
March 31, 2005	5.75	3.70
June 30, 2005	6.00	3.30
September 30, 2005	3.85	1.20
December 31, 2005	3.75	1.75

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders of Our Common Stock

As of December 31, 2006, we had approximately 568 holders of record of our common stock and several other stockholders hold shares in street name.

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

Recent Sales of Unregistered Securities

We have not issued any securities without registration under the Securities Act of 1933 during the reporting period which were not previously included in a Quarterly Report on Form 10-QSB or Current Report on Form 8-K.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2006.

Equity Compensation Plans as of December 31, 2006

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	335,000 shares	$0.53 per share	2,165,000 shares
Equity compensation plans not approved by security holders	1,250,000 shares	$0.25 per share	-
Total	1,585,000 shares	$0.31	2,165,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,”

“estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Skin Care Line

We completed the research and development of our initial line of luxury branded skincare products for men and women that harness the substantial antioxidant powers of fermented grape extracts. Production of the initial nine (9) SKUs commenced with our contract manufacturer last September ahead of our October 2006 retail launch with Bergdorf Goodman.

The initial nine (9) SKUs include four (4) products for women and five (5) for men. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Since the launch, the products are now available at Bergdorf Goodman, and through their website; Bliss World Catalogs, and their corresponding website; and the luxury hotel and spa, Meadow Wood, located in the Napa Valley. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center. We intend to continue our plan to position our products in this market.

Manufacturer

Prior to our product launch in October 2006, we completed the research and development necessary to finalize the product designs and technical aspects needed to commence production of our products with our contract manufacturer. We completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:

vi.	the final shape and size of the product containers;

vii.	the final selection of caps;

viii.	the final packaging design;

ix.	the logo and label designs; and

x.	final unit carton design and construction

Upon final selection of the packaging directions and the completion of technical drawings of the packaging itself, production of our initial nine (9) SKUs commenced. Upon the completion of production, finished goods were then shipped to our distribution warehouse to await distribution to our retail channels. We intend to continue working with our contact manufacturer to ensure that our product orders are responsive to the needs of our customers.

Distribution / Expansion

We are in the process of exploring the expansion of our retail distribution. Our current plan is to begin supplying upscale retailers with our products in several select cities in the United States including Los Angeles as well as to expand overseas beginning with Europe and ultimately into Asia.

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

It is our intent that our company will become a holding company that will maintain the intellectual properties, trademarks, copyrights and licenses of the various operating businesses we are able to acquire or partner with. We plan to own anywhere from 0% to 100% of these operational companies. Depending on the circumstances surrounding each opportunity, management anticipates it will choose to fund these operational companies or enter into a joint venture with them. The holding company will generate revenues from all licenses it issues to use the Mondavi and Davi names.

As our first step to further our new objective, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”). RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks (the “Intellectual Property”), and we have been engaged to (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of thirty three and one-third percent (33 - 1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

On February 7, 2006, we successfully established the first license agreement (the “License Agreement”) with Waterford. RMC granted to Waterford the exclusive right to use the Intellectual Property in connection with the manufacture and worldwide distribution of Waterford’s stemware, barware, decanters, and other related products (the “Licensed Products”). Pursuant to the terms of the License Agreement, we have been retained to facilitate promotional efforts of the Licensed Products. Specifically, we have been retained to provide Waterford the services of Carlo Mondavi, our Chairman and Founder, to act as spokesman for the Licensed Products and to make personal appearances at scheduled promotional events. In exchange, Waterford agreed to provide percentage royalties to RMC on net sales of the Licensed Products. Since we negotiated the terms and conditions of the License Agreement with Waterford and will provide promotional services to Waterford, we will share thirty three and one-third percent (33 -1/3%) in any proceeds received from the License Agreement.

Results of Operations for the Years Ended December 31, 2006 and 2005

We did not earn significant revenues for the year ended December 13, 2006, and no revenues were earned during the same period in 2005.  All sales made during the period ended December 31, 2006 were to Bergdorf Goodman in connection with our retail launch in the latter part of the year.  We hope that our earnings will increase as our name is established in the market for our products.

We incurred operating expenses in the amount of $3,768,182 for the twelve months ended December 31, 2006, compared to operating expenses of $3,412,309 for the twelve months ended December 31, 2005. Our operating expenses for the twelve month period ended December 31, 2006 were primarily attributable to employee stock options of $1,776,174, selling, general and administrative expenses of $1,293,531 and professional fees of $453,743. Our operating expenses for the twelve month period ended December 31, 2005 were primarily attributable to employee stock options of $2,285,699, consulting fees in the amount of $312,065, and selling, general and administrative expenses of $633,203.

During the year ended December 31, 2006, we reported other expenses in the amount of $11,069, compared to reporting other income in the amount of $14,031 for the prior year. The other expenses reported during the year ended December 31, 2006 was primarily attributable to interest expenses of $50,853 and the loss on the sale of assets of 38,075. The other income reported during the year ended December 31, 2005 was primarily attributable to interest income of approximately $34,570.

We have incurred a net loss of $3,779,251 for the twelve months ended December 31, 2006, compared to $3,398,278 for the twelve months ended December 31, 2005.

Liquidity and Capital Resources

As of December 31, 2006, we had total current assets of $1,538,626 and total assets in the amount of $1,615,302. Our total current liabilities as of December 31, 2006 were $560,891. As a result, on December 31, 2006, we had working capital of $977,735.

Operating activities used $2,465,625 in cash for the year ended December 31, 2006. Our net loss of $3,779,251, less a non-cash expense of $1,776,174 for stock-based compensation and expenses, was the primary reason for our negative operating cash flow. Investing activities during the year ended December 31, 2006 provided $828,572 mainly as a result of a change in a certificate of deposit. Net cash flows provided by financing activities during the year ended December 31, 2006 was $1,633,436. We received $1,496,000 as proceeds from the issuance of common stock for cash during year ended December 31, 2006.

We are not certain as to whether our current cash balance will be sufficient to fund our operations for the next twelve (12) months, as well as meet the requirements for promotion our products. While we anticipate ongoing revenue from our product launch of October 2006, as well as from our licensing agreement, the extent and timing of such revenue is largely unclear at this time. In order to support our working capital needs and to provide for previously unanticipated legal expenses, we are considering the possibility of raising additional capital as well as other strategic options.

Off Balance Sheet Arrangements

As of December 31, 2006, there were no off balance sheet arrangements.

Going Concern

We may require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Revenue recognition.  The Company recognizes revenues when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Receivables. The Company’s accounts receivables represent financial instruments with a potential risk. We offer, and reserve the right to deny, credit terms with credit limits to customers based on their creditworthiness. We retain the right to place approved accounts on credit hold should these accounts become delinquent. We will maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the accounts for aging, historical account balances, payment patterns, history of collectibility, and customer creditworthiness when determining the collectibility of bad debt. Accounts receivables are written off when all collection attempts have failed. Allowance for doubtful accounts may increase if circumstances warrant.

Inventory. The Company’s inventory consists of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such writedowns establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s financial position, results of operations and cash flows.

Stock-based compensation - The Company accounts for its stock options under SFAS 123(R).

In order to determine compensation on options issued to consultants, and employees’ options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The Company does not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

Recently Issued Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In September 2006, the FASB issued FAS 157, Fair Value Measurements. This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Earlier application is encouraged. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In March 2006, the FASB issued FAS 156 (SFAS No. 156), Accounting for Servicing of financial Assets — an amendment of FASB Statement No. 140. This standard clarifies when to separately account for servicing rights, requires servicing rights to be separately recognized initially at fair value, and provides the option of subsequently accounting for servicing rights at either fair value or under the amortization method. The standard is effective for fiscal years beginning after September 15, 2006 but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued FAS 155 (SFAS No. 155), Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. This statement permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that would otherwise have to be accounted for separately. The new statement also requires companies to identify interests in securitized financial assets that are freestanding derivatives or contain embedded derivatives that would have to be accounted for separately, clarifies which interest-and principal-only strips are subject to Statement No. 133, and amends Statement No. 140 to revise the conditions of a qualifying special purpose entity due to the new requirement to identify whether interests in securitized financial assets are freestanding derivatives or contain embedded derivates. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, but can be adopted early as long as financial statements for the fiscal year in which early adoption is elected, including interim statements, have not yet been issued. The adoption of this accounting pronouncement is not expected to have a material effect on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of Accounting Principles Board Opinion (“APB”) Opinion No. 20 and FASB Statement No. 3. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement where no specific transition provisions are included. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Retrospective application is limited to the direct effects of the change; the indirect effects should be recognized in the period of the change. This statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. However, SFAS No. 154 redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. The provisions of SFAS No. 154 are effective for accounting changes and corrections of errors made in fiscal periods that begin after December 15, 2005, although early adoption is permitted. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47 (FIN No. 47), Accounting for Conditional Asset Retirement Obligations, and Interpretation of FASB Statement No. 143. This interpretation clarifies the timing for recording certain asset retirement obligations required by FASB Statement No. 143, Accounting for Asset Retirement Obligations. The provisions of FIN No. 47 are effective for years ending after December 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS No. 153 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of nonmonetary assets that do not have commercial substance. The provisions of this Statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4.” SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) be recorded as current period charges and that the allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. SFAS No. 151 was effective for the fiscal year beginning on October 1, 2005. The adoption of this accounting pronouncement did not have a material effect on the consolidated financial statements.

Item 7. Financial Statements

Index to Financial Statements:

Audited Financial Statements:
F-1	Report of Independent Registered Public Accounting Firm;
F-2	Report of Independent Registered Public Accounting Firm;
F-3	Balance Sheets as of December 31, 2006 and 2005;
F-4	Statements of Operations - Years Ended December 31, 2006 and December 31, 2005 and period from inception through December 31, 2006;
F-5	Statement of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2006 and December 31, 2005;
F-6	Statements of Cash Flows for the Years Ended December 31, 2006 and December 31, 2005 and period from inception through December 31, 2006.
F-7	Notes to Financial Statements

ROSE, SNYDER & JACOBS
A CORPORATION OF CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Davi Skin, Inc.

We have audited the accompanying balance sheet of Davi Skin, Inc. (a development stage company) (the "Company") as of December 31, 2006, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended and for the period from inception through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Skin, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended, and for the period from inception through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and continues to generate negative cash flows from operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 13, 2007

15821 VENTURA BOULEVARD, SUITE 490, ENCINO, CALIFORNIA 91436
PHONE: (818) 461-0600 • FAX: (818) 461-0610

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
BALANCE SHEETS
As of December 31, 2006 and 2005

ASSETS	2006	2005

Current Assets
Cash	$-	$3,617
Certificates of Deposit	834,694	1,698,956
Accounts Receivable	22,639	6,000
Inventory	679,268	-
Prepaid Expenses	2,025	7,025
Total Current Assets	1,538,626	1,715,598

Fixed Assets, net of accumulated depreciation of $3,519	32,171	48,119
and $17,817, respectively

Other Assets
Deposits	44,505	11,505

Total Assets	$1,615,302	$1,775,222

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	137,436	-
Accounts payable and accrued expenses	142,836	67,802
Note payable - related parties	280,619	230,000
Total Current Liabilities	560,891	297,802

Total Liabilities	560,891	297,802

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000
shares authorized, -0- shares issued and
outstanding	-	-
Common stock, $0.001 par value, 90,000,000
authorized, 12,115,820 and 11,532,588 shares issued
and outstanding	12,116	11,533
Additional paid-in capital	10,020,998	6,699,713
Prepaid consulting expense	(34,376)	(68,750)
Accumulated deficit during development stage	(8,944,327)	(5,165,076)
Total Stockholders' Equity	1,054,411	1,477,420

Total Liabilities and Stockholders' Equity	$1,615,302	$1,775,222

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
For the years ended December 31, 2006 and 2005
and from March 21, 2004 (date of inception) through December 31, 2006

			From inception
	2006	2005	through 2006

Sales	$22,809	$-	$22,809
Cost of goods sold	1,794	-	1,794
Gross profit	21,015	-	21,015

Operating Expenses
Selling, general and administrative	1,293,531	633,203	2,730,995
Depreciation	13,519	15,324	32,252
Consulting fees	252,230	312,065	1,270,135
Employee stock options	1,776,174	2,285,699	4,061,873
Professional fees	453,743	166,018	670,193
Total Operating Expenses	3,789,197	3,412,309	8,765,448

(Loss) from operations	(3,768,182)	(3,412,309)	(8,744,433)

Other income (expenses)
Royalty income	25,000	-	25,000
Interest income	69,557	34,570	109,325
Interest expenses	(50,853)	(20,005)	(80,858)
Loss on sale/disposal of assets	(38,075)	(534)	(38,609)
Other expenses	(16,698)	-	(16,698)
Total other income (expense)	(11,069)	14,031	(1,840)

NET LOSS	(3,779,251)	(3,398,278)	(8,746,273)

Basic loss per common share	(0.32)	(0.37)

Diluted loss per common share	(0.32)	(0.37)

Basic and diluted weighted average
common shares outstanding	11,979,002	9,216,205

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS' EQUITY
For the Period From March 21, 2004 (date of inception) to December 31, 2006

	Preferred		Common		Stock	Prepaid	Additional		Total
	Stock		Stock		Subscription	Consulting	Paid	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Receivable	Expense	In Capital	Deficit	Equity

Balance March 24, 2004	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock to founders, $0.001 per share	-	-	8,200,000	8,200	(8,200)	-	-	-	-
Issuance of common stock, weighted average price of $0.50	-	-	1,545,634	1,546	-	-	763,802	-	765,348
Issuance of common stock - MW Medical	-	-	642,729	642	-	-	-	(198,053)	(197,411)
Issuance of common stock - consulting services	-	-	325,000	325	-	-	162,175	-	162,500
Prepaid consulting expense - stock issuance	-	-	-	-	-	(114,584)	-	-	(114,584)
Stock options issued to outside parties	-	-	-	-	-	-	1,081,092	-	1,081,092
Net Loss	-	-	-	-	-	-	-	(1,568,744)	(1,568,744)
Balance, December 31, 2004	-	-	10,713,363	10,713	(8,200)	(114,584)	2,007,069	(1,766,797)	128,201

Stock options exercised, $2.00 per share	-	-	5,000	5	-	-	9,995	-	10,000
Private placement offering, $3.00 per share	-	-	794,225	794	-	-	2,381,970	-	2,382,764
Stock options exercised, $0.75 per share	-	-	20,000	20	-	-	14,980	-	15,000
Change in stock subscriptions receivable	-	-	-	-	8,200	-	-	-	8,200
Prepaid consulting fees expensed during 2005	-	-	-	-	-	45,834	-	-	45,834
Compensation expense	-	-	-	-	-	-	2,285,699	-	2,285,699
Net Loss	-	-	-	-	-	-	-	(3,398,279)	(3,398,279)
Balance December 31, 2005	-	-	11,532,588	11,532	-	(68,750)	6,699,713	(5,165,076)	1,477,419

Issuance of common stock , $2.65 per share	-	-	566,667	567	-	-	1,495,433	-	1,496,000
Compensation expense	-	-	-	-	-	-	1,776,174	-	1,776,174
Issuance of common stock, consulting services	-	-	16,565	17	-	-	49,678	-	49,695
Prepaid consulting fees expensed during 2006	-	-	-	-	-	34,374		-	34,374
Net Loss	-	-	-	-	-	-	-	(3,779,251)	(3,779,251)
Balance, December 31, 2006	-	$-	12,115,820	$12,116	$-	$(34,376)	$10,020,998	$(8,944,327)	$1,054,410

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOW
For the years ended December 31, 2006 and 2005
and from March 21, 2004 (date of inception) through December 31, 2006

			From inception
	2006	2005	through 2006
OPERATING ACTIVITIES
Net loss	$(3,779,251)	$(3,398,278)	$(8,746,273)
Adjustments to reconcile net loss to
net cash used in operating activities
Prepaid consulting expense	34,374	45,834	80,208
Stock based compensation & expenses	1,776,174	2,285,699	5,002,264
Non cash consulting fee	49,695	-	49,695
Depreciation and amortization	13,519	15,324	32,252
Accrued Interest	50,619	20,000	80,619
Loss on sale/disposal of fixed assets	38,075	534	38,609
Changes in operating assets and liabilities
Inventory	(679,269)	-	(679,269)
Prepaid expenses	5,000	2,350	(2,025)
Deposits	(33,000)	(7,805)	(44,505)
Accounts payable and accrued liabilities	75,078	28,642	142,880
Accounts receivable	(16,639)	(32,383)	(49,022)
Contingent liabilities	-	26,383	26,383
Net cash used in operating activities	(2,465,625)	(1,013,700)	(4,068,184)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificate of deposit	864,262	(1,386,004)	(834,694)
Sale of fixed assets	-	1,739	1,739
Purchase of fixed assets	(35,690)	(41,385)	(116,187)
Net cash provided by (used in) investing activities	828,572	(1,425,650)	(949,142)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	137,436	-	137,436
Proceeds from stock transactions	1,496,000	1,947,336	4,679,890
Short term notes payable	-	(10,500)	-
Notes payable-related party	-	-	200,000
Net cash provided by financing activities	1,633,436	1,936,836	5,017,326

Net change in cash and cash equivalents	(3,617)	(502,514)	-

Cash, beginning of period	3,617	506,131	-

Cash, end of period	$-	$3,617	$-

NON CASH ACTIVITIES
Interest paid	-	-	5
Taxes paid	-	-	-

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION:

The accompanying financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of financial information, and include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative net losses of $8,746,273 since its inception and may require additional capital for its operational activities. During 2006, the Company received $1,496,000 for the purchase of common stock from an offering from one investor through the private placement offering currently in place. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. Obtaining additional financing and attaining profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company currently has positive liquidity, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several parties. The outcome of this litigation may adversely affect the liquidity of the Company and the ability to raise additional funds.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is searching and evaluating different business opportunities to generate a stabilized cash flow and funds for future investments. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. The Company intends to further position itself so that it may be able to raise additional funds through the capital markets which to date it has demonstrated the ability to do so. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

2. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line. The Company launched the sale of its products, which are currently being sold in New York, during the year ended December 31, 2006.

History - On June 21, 2004, the Company completed and closed a Plan of Merger and Reorganization Agreement (“Merger Transaction”) with Davi Skin, Inc. (“Davi”), a privately owned company, whereby both parties agreed that a subsidiary of the Company would merge into and with Davi and become a wholly-owned subsidiary of the Company. As consideration for this merger transaction, the Company issued 9,768,327 shares of its common stock in exchange for all the outstanding common stock of Davi on a one-for-one share exchange basis. The Agreement further provided for the Company’s officers and directors were to resign and the board of directors of Davi would become the board of directors for the Company. This transaction has been accounted for as a recapitalization or reverse merger whereby Davi would be considered the accounting acquirer, and the accounting history of the acquirer would be carried forward as the history for the Company and no goodwill would be recorded. Accordingly, the accompanying financial statements reflect the history of Davi from its date incorporation of March 21, 2004 (incorporated in the State of Nevada). Prior to the merger transaction, the Company had 645,033 shares of its common stock outstanding, $1,922 in accounts payable, $200,000 in a note payable to a related party and no assets.

3. SIGNIFICANT ACCOUNTING POLICIES

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

Use of estimates . The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

Receivables. The Company’s accounts receivables represent financial instruments with a potential risk. We offer, and reserve the right to deny, credit terms with credit limits to customers based on their creditworthiness. We retain the right to place approved accounts on credit hold should these accounts become delinquent. We will maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the accounts for aging, historical account balances, payment patterns, history of collectibility, and customer creditworthiness when determining the collectibility of bad debt. Accounts receivables are written off when all collection attempts have failed. Allowance for doubtful accounts may increase if circumstances warrant. We believe that our current account receivables are collectible.

Credit and concentration risk. The Company maintains deposit accounts in a single financial institution. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company maintains certificates of deposit in excess of federal deposit insurance limits and, the Company’s general operating account will exceed federal deposit insurance limits.

Inventory. The Company’s inventory consists of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such writedowns establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s financial position, results of operations and cash flows.

Fixed assets. Property and equipment are depreciated over the estimated useful lives of the related assets, generally 3-5 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the asset. Depreciation and amortization is computed on the straight-line method. Repairs and maintenance are expensed as incurred.

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

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the period ended December 31, 2006 and 2005 or when the exercise price of the options is greater than the average market price of the common stock for the period.

Income taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carryforward due to the uncertainty regarding realization. As of December 31, 2006, the Company has cumulative net losses of $8,800,000.  The available net operating loss carryforwards are still being determined.   Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

Comprehensive income (loss).  The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs.  Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through December 31, 2006.

Stock-based compensation.  The Company accounts for its stock options under SFAS 123(R).

In order to determine compensation on options issued to consultants, and employees’ options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The Company does not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted only as of the beginning of a fiscal year, provided that the entity has not yet issued any annual or interim financial statements for such year. Restatement of prior periods is prohibited.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006.

Management does not believe that SFAS No. 155 and No. 156 will have an impact on our financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements included elsewhere herein.

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

5. RELATED PARTY TRANSACTIONS

We owe $200,000 to the former President of our predecessor entity MW Medical, Inc. under a promissory note dated June 15, 2003, and originally due December 31, 2004 bearing an interest rate of 10% per annum. The note is convertible to common shares of the Company at the lesser of $0.20 per share or half the market price of the shares at the time of conversion. The maturity date of the note was extended to December 31, 2005 by the note holder and remains unpaid as of December 31, 2006. We have recorded accrued interest in the amount of $80,619.

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

6. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006 and 2005:

	2006	2005
Furniture and fixtures	$6,972	$49,682
Computer equipment	11,718	16,245
Leasehold improvements	17,000	-0-
	35,690	65,926
Less: accumulated depreciation	(3,519)	(17,807)
Fixed assets, net	$32,171	$48,119

7. PREPAID EXPENSES AND DEPOSITS

The Company paid $10,000 as retainer to two separate law firms in 2005, of which $2,975 and $5,000 were expensed in 2005 and 2006, respectively, leaving prepaid legal fees of $2,025 on December 31, 2006.

The Company has booked $44,505 in deposits. The deposits are related to the Company’s current and prior leasing of office space. For the Company’s current office space (see Note 7 - Commitments and Contingencies) the Company has secured a letter of credit in the amount of $49,896 as the deposit. The balance of the deposit amount, $44,505, is attributable to the Company’s prior premises located at 301 North Canon, Suite 207 Beverly Hills, CA 90292. It is management’s opinion that this amount will be recovered.

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

8. COMMITMENTS AND CONTINGENCIES

Lease agreements. On May 18, 2006, the Company entered into a 3-year lease agreement with Marina Glencoe, LLC, a California limited liability company, to lease approximately 1,980 square feet of office space located at 4223 Glencoe Ave, Suite B130 Marina Del Rey, CA 90292. The lease provides for monthly rental payments, including parking and utilities of $ 4,643 for the first 12 months, $ 4,775.54 for months 13 - 24 and $4,912.05 for months 24 - 36. The Company provided a letter of credit in the amount $49,896 as a security deposit.

Future annual minimum lease payments and principal payments under existing agreements are as follows:

Year ending December 31,
2007	$56,644
2008	58,262
2009	24,560
2010	-
2011	-
Thereafter	-
Total	$139,466

Total rental expenses under non-cancelable lease terms in excess of one year was $75,526 during the year ended December 31, 2006.

9. CONCENTRATIONS

All sales made during the year were to one customer and all purchases of inventory were from one supplier during the year ended December 31, 2006. The Company had no sales or inventory as of December 31, 2005.

At December 31, 2006 and 2005, the Company maintained certificates of deposit at one major financial institution in excess of the federally insured limits pursuant to Federal Deposit Insurance Corporation of $734,694 and $1,598,956, respectively.

10. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of December 31, 2006 and 2005 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of December 31, 2005, there were 11,532,618 shares of common stock outstanding. On March 27, 2006, we closed a Stock Purchase Agreement (“SPA”) with Artist House Holdings, Inc. (“Artist House.”) Under the Stock Purchase Agreement, Artist House agreed to purchase 283,333 of our Securities Units (“Securities Units,”)

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for gross proceeds of $1,700,000 (less $204,000 in fees) for net proceeds of $1,496,000, an effective price of $2.65 per share. We filed the Registration Statement, however did not pursue the registration process due to legal proceedings.
There were a total of 583,232 shares of stock issued during 2006 which resulted in 12,115,820 shares outstanding on December 31, 2006.

The warrants issued in accordance with the above mentioned SPA were valued at $275,737 using the Black-Scholes option pricing model. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	283,333
Stock price at grant date	$1.50
Exercise price	$4.50
Term	24 months
Volatility	66%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	4.61%

At December 31, 2006 there were warrants outstanding to purchase 283,333 shares of common stock at $4.50 per share, which mature in March 2008.

11. COMMON STOCK OPTIONS

In order to determine compensation on options issued to consultants, as well as fair value disclosures for employees’ options, the fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Company estimates the requisite service period used in the Black-Scholes calculation based on an analysis of vesting and exercisability conditions, explicit, implicit, and/or derived service periods, and the probability of the satisfaction of any performance or service conditions. The Company also considers whether the requisite service has been rendered when recognizing compensation costs. The Company does not consider market conditions to be vesting conditions and an award is not deemed to be forfeited solely because a market condition is not satisfied.

On November 1, 2005, we entered into an employment agreement (“Agreement”) with our President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our President based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with our President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of our common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 500,000 shares on March 1, 2007. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $4,102,537, which will be expensed over the vesting period. Through the period ended December 31, 2006, we recorded an expense related to the Stock Options totaling $3,999,976.

In February 2006, we employed Patrick Pflipsen and the Company agreed to provide equity based compensation to purchase up to 50,000 shares of our common stock (“Stock Options”) at a purchase price of $0.26 per share.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.26
closing stock price on date of the Agreement of	$0.26
historical stock price volatility of	66%
risk free interest rate of	4.56%
dividend yield of	0% and 1year term.

The estimated fair value of the Stock Options totaled $6,166, which will be expensed over the vesting period. Through the period ended December 31, 2006, we recorded an expense related to the Stock Options totaling $6,166.

On June 8, 2006, we entered into an employment agreement (“Agreement”) with our Chief Financial Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our Chief Financial Officer based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The Agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock (“Stock Options”) at a purchase price of $1.00 per share. The Stock Options will vest as follows: 10,000 shares upon execution of the Agreement; 30,000 shares at the end of each quarter during the term that the Executive remains employed. This executive resigned on September 15, 2006, accordingly the options to purchase 360,000 shares have been forfeited during the year ended December 31, 2006. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	107%
risk free interest rate of	4.99%
dividend yield of	0% and 3 year term.

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

The estimated fair value of the Stock Options totaled $8,696, which will be expensed over the vesting period. Through the period ended December 31, 2006, we recorded an expense related to the Stock Options totaling $8,696.

On November 28, 2006, Davi Skin, Inc. (the “Company”) executed and delivered a severance agreement with Patrick Pflipsen (“Pflipsen”) by which the Company terminated Pflipsen’s employment with the Company.  In consideration for Pflipsen’s obligations under the agreement, the agreement provides that the Company shall issue 50,000 options to purchase common stock of the Company with an exercise price of $0.50 per share.  Under the agreement, the Company also retained the option to engage Pflipsen as a consultant to assist in various projects, including capital raises for the Company. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.49
closing stock price on date of the Agreement of	$0.25
historical stock price volatility of	152%
risk free interest rate of	4.56%
dividend yield of	0% and 6 mth term.

The estimated fair value of the Stock Options totaled $9,740, which will be expensed over the vesting period. Through the period ended December 31, 2006, we recorded an expense related to the Stock Options totaling $9,740.

The following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2006	1,250,000	$0.25
Options Granted	470,000	$0.84
Options Canceled	(360,000)	$(1.00)
Options Exercised	-	$-

Outstanding at December 31, 2006	1,360,000	$0.26

Exercisable at December 31, 2006	860,000	$0.26

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

The details of the vested stock options outstanding as of December 31, 2006 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	1,360,000	2.25	$0.26	860,000	$0.26

	Options Outstanding & Unvested at December 31, 2006
	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price
Non Vested before January 1, 2006	1,000,000	-	$0.25
Granted	470,000	-	$0.84
Forfeited	(360,000)	-	$1.00
Vested	(610,000)	-	$0.26

Non Vested at December 31, 2006	500,000	-	$0.25

The weighted average grant date fair value of options granted during the year ended December 31, 2006 is $0.05 per share. As of December 31, 2006, the total unrecognized fair value compensation cost related to unvested stock options was $164,618, which is to be recognized over the weighted remaining vesting period of 1.92 years.

12. EQUITY SECURITIES OFFERINGS

On January 1, 2005, the Company commenced two separate equity securities offerings. The first offering (“offering one”) was targeted to Non-United States investors and the second offering (“offering two”) was targeted to domestic investors. Both offerings allow the investor to purchase one unit, consisting of two shares of common stock and one warrant to purchase one share of common stock at $4.50, exercisable for 24 months. The purchase price of each unit is $6.00. The market price of the Company’s common stock on the date of offering was $5.25. There is no vesting period for the warrants; however, they are only exercisable for 24 months after the date of purchase. As of December 31, 2005, a total of 402,895 and 391,360 units have been sold from offering one and offering two, respectively.

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

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

Number of warrants issued	60,000
Stock price at grant date	$3.50
Exercise price	$4.50
Term	24 months
Volatility	60,000 warrants at 69%

Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.50%

13. LEGAL PROCEEDINGS

An action entitled Rowe D. Nelson, et al. vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146 (the “Complaint”) was filed on September 20, 2006. The plaintiffs filed an amended complaint on or about October 6, 2006, to which the defendants filed a demurrer, which was sustained in part. The plaintiffs filed a second amended complaint ("SAC") on or about February 23, 2007, and defendants have demurred in part to that pleading. The demurrer is pending. The Complaint makes a number of allegations, principally that (a) certain individual members of the Mondavi family, including our Chairman,

Carlo Mondavi, made intentional misrepresentations or fraudulent omissions about the physical and financial involvement of the Mondavi family in the Company, the enforceability of certain agreements between the Company and Opus One and the Robert Mondavi Corporation, and the acquisition of the Robert Mondavi Corporation by Constellation Brands, to induce the plaintiffs to invest in the Company, (b) certain individual members of the Mondavi family, including our Chairman, Carlo Mondavi, made intentional misrepresentations to induce plaintiff Sam Medley and his son and business associate (the “Medleys”) to merge MW Medical, Inc., a company the Medleys allegedly contracted to buy, into Davi Skin, Inc., at the time a privately held company, and (c) Carlo Mondavi, our Chairman and a director, Joe Spellman, our President and CEO and a director, and Josh LeVine, an executive vice president and director, misused corporate assets for their personal benefit by voting to increase their own salaries, issuing themselves stock options and approving large expense reimbursements. Based on these factual allegations, the Complaint states fifteen (15) causes of action against some or all of the named defendants, including, among others, breach of fiduciary duty of loyalty, breach of fiduciary duty of care, unjust enrichment, conversion, waste of corporate assets, fraudulent misrepresentation, fraud in the inducement, state law securities fraud, intentional interference with contract and promissory estoppel. We do not believe that the claims are meritorious and dispute the underlying facts alleged. We intend to defend the matter vigorously.

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

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

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

On or about August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada against the Company, its directors, and other individuals. The plaintiff, Artist House Holdings, Inc., is a shareholder in the Company. The complaint alleged violations of federal securities law and Nevada securities law, breach of contract, and related claims arising from the plaintiff's investment in Company. A First Amended Complaint was filed on July 31, 2006, and a Second Amended Complaint on January 8, 2007. On December 22, 2006, the plaintiffs filed an emergency motion for a preliminary injunction, which the District Court denied on January 12, 2007. On January 26, 2007, the Company and its directors filed a motion to dismiss the federal securities law claim. That motion was granted on March 27, 2007. The Court gave the plaintiff leave to amend, but no amended complaint has yet been filed. We intend to defend the matter vigorously.

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical.  At the year end, the note was still a debt on the books of the Company accruing interest.

The financial statements do not reflect any adjustments that could result from an unfavorable outcome with respect to any of the above legal proceedings. At this juncture we cannot determine the outcome nor range of any such loss. We do believe, however, that the above litigation is without merit, and are currently evaluating strategic and legal options best suited for our future growth.

14. SUBSEQUENT EVENTS

Joseph Spellman, President and Chief Executive Officer of the Company has agreed to forfeit options to purchase 750,000 shares of the Company’s common stock.  The shares issuable on exercise of these options shall be available for issuance under the Company’s option plan, distributable at the discretion of the Board.   Mr. Spellman will retain 500,000 options to purchase shares of common stock as provided for in his employment agreement with the Company.

The Board of Directors has designated June, 15, 2007, as the date of the Company’s Annual Meeting of Shareholders.

See Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2006 and 2005
NOTES TO FINANCIAL STATEMENTS

On January 3, 2007, the Company entered into an agreement with Donald B. Schwall, Jr. (“Mr. Schwall”).  Pursuant to the agreement, Mr. Schwall is obligated to act as a consultant and advisor to the Company on various promotional and marketing campaigns, including developing online promotional concepts, events and materials to increase website awareness, service membership, and eCommerce product sales.  Mr. Schwall will also provide consulting services relating to endorsements, co-operative promotions, and other forms of strategic alliances.  The agreement provides that the Company shall compensate Mr. Schwall for his services with 400,000 shares of Company common stock issued under the Company’s stock compensation plan as follows:  200,000 shares upon execution of the Agreement, and 200,000 shares on April 1, 2007 so long as the agreement is in effect on such date.  The agreement shall terminate on January 3, 2008.

The Company filed a Registration Statement on Form S-8 relating to 200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) issued to Donald B. Schwall, Jr. (“Consultant”), an eligible consultant to the Corporation under that certain Consulting Agreement between the Company and Consultant dated as of January 3, 2007.

See Report of Independent Registered Public Accounting Firm

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Mr. Joseph Spellman and our interim Chief Financial Officer, Mr. Joshua LeVine. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8B. Other information

On April 2, 2007, the board of directors appointed Mr. Munjit Johal to act as our Chief Financial Officer.

Munjit Johal. Mr. Johal has broad experience in accounting, finance and management in the public sector. Since 2002, Mr. Johal has served as the Chief Financial Officer for Secured Diversified Investment, Ltd. Since 1998, Mr. Johal has served as the Chief Financial Officer for Dippy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

There are no family relationships between Mr. Johal and any of our directors or executive officers.

Mr. Johal has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any employment agreement with Mr. Johal.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Joseph Spellman	62	Director, President, CEO
Carlo Mondavi	27	Director, Chairman of the Board
Josh LeVine	28	Director, Secretary and Treasurer
Munjit Johal	51	Chief Financial Officer

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

Josh LeVine is our secretary and treasurer and acted as our interim CFO. From March 2003 to September 2003, Mr. LeVine worked as an advertising designer with The Territory Ahead in Santa Barbara, California. From June 2002 to March 2003, Mr. LeVine was the president of Nuvo Design. Mr. LeVine graduated from the University of California, Santa Barbara in June 2002 with a Bachelors degree in Fine Arts.

Munjit Johal joined our company following the end of the current fiscal year as our Chief Financial Officer. Mr. Johal has broad experience in accounting, finance and management in the public sector. Since 2002, Mr. Johal has served as the Chief Financial Officer for Secured Diversified Investment, Ltd. and is also serving as the Chief Financial Officer of Makeup.com, Ltd.  Since 1998, Mr. Johal has served as the Chief Financial Officer for Dippy Foods, Inc. Mr. Johal held the same position with Bengal Recycling from 1996 to 1997. As the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring that their financial statements of these were accurate and complete and complied with all applicable reporting requirements. From 1990 to 1995, Mr. Johal serves as the Executive VP for Pacific Heritage Bank in Torrance, California. Mr. Johal earned his MBA degree from the University of San Francisco in 1980. He received his BS degree in History from the University of California in Los Angeles in 1978.

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

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Committees

We currently do not have an audit committee, compensation committee, nominating committee, executive committee, Stock Plan Committee, or any other committees. There has been no need to delegate functions to these committees due to the fact that our operations are at a very early stage to justify the effort and expense of creating and maintaining these committees.

Audit Committee

We do not have a separately-designated standing audit committee. The entire board of directors performs the functions of an audit committee, but no written charter governs the actions of the board of directors when performing the functions of that would generally be performed by an audit committee. The board of directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, the board of directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes.

For the fiscal year ending December 31, 2006, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2006 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We have no significant employees other than our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Joseph Spellman	0	1	1
Carlo Mondavi	0	0	1
Josh LeVine	0	0	1

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

Item 10. Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2006 and 2005.

SUMMARY COMPENSATION TABLE
Name and principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlo Mondavi (1) Chairman of the Board of Directors	2006 2005	96,000 96,000	- -	- -	- -	- -	- -	- -	- -
Joseph Spellman(2) CEO, President, Director	2006 2005	120,000 20,000	- -	- -	- 4,102,537	- -	- -	- -	- -
Josh LeVine(3) Secretary, Treasurer, Interim CFO	2006 2005	66,000 66,000	- -	- -	- -	- -	- -	- -	- -
Margaret Robley(4) Former Chief Financial Officer	2006 2005	- -	- -	- -	- -	- -	- -	3,000 45,000	- -
Parrish Medley(5) Former President, Director	2006 2005	8,000 40,000	- -	- -	- -	- -	- -	80,000 -	- -
Theodore Lanes(5) Former Chief Financial Officer	2006 2005	40,269 -	- -	- -	8,696 -	- -	- -	- -	- -

(1)
 Mr. Mondavi was appointed to serve as our Chairman on August 1, 2004. The information provided in the summary compensation table includes all compensation paid to Mr. Mondavi for the full fiscal years ended December 31, 2006 and 2005.

(2)
Mr. Spellman was appointed to serve as our CEO, President and Director on August 1, 2004. The information provided in the summary compensation table includes all compensation paid to Mr. Spellman for the full fiscal years ended December 31, 2006 and 2005. As disclosed in the “Narrative Disclosure to the Summary Compensation Table,” Mr. Spellman agreed to forfeit 750,000 options to purchase our common stock, which represents 60% of the amount indicated in the column for “Option Awards” above for Mr. Spellman.

(3)
Mr. LeVine was appointed to serve as our Director, Secretary and Treasurer on August 1, 2004. He was subsequently appointed as our Interim CFO on October 12, 2006. The information provided in the summary compensation table includes all compensation paid to Mr. LeVine for the full fiscal years ended December 31, 2006 and 2005.

(4)	Ms. Robley resigned as our Chief Financial Officer on April 18, 2006.

(5)	Mr. Medley resigned as our Vice President and Director on March 23, 2006.

(6)	Mr. Lanes resigned as our Chief Financial Officer on September 15, 2006.

Narrative Disclosure to the Summary Compensation Table

Options

The Board of Directors administers our stock option plan which provides for the granting of rights to purchase shares to our directors (including non-employee directors), executive officers, key employees, and outside consultants. The Board of Directors sets the vesting period and exercise price per issuance basis as determined by the purpose of the individual issuance.

Employment Agreements

On November 1, 2005, we entered into an employment agreement with Mr. Joseph Spellman, our President, Chief Executive Officer and Director. The term of the agreement is for two years with an annual salary of $120,000. Salary paid is recorded in the summary compensation table above in the column titled “Salary.” The agreement provides for bonuses to Mr. Spellman based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with Mr. Spellman. The agreement also provides for equity-based compensation to purchase up to 1,250,000 shares of our common stock at a purchase price of $0.25 per share. These stock options originally vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. Pursuant to the Artist House Stock Purchase agreement, these option rights are subject to termination if Mr. Spellman voluntary resigns within the first two years of service. The estimated fair value of the stock options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $4,102,437, which through the period ended December 31, 2006, $3,999,976 has been expensed.

On February 12, 2007, Joseph Spellman, our President and Chief Executive Officer, has agreed to forfeit options to purchase 750,000 shares of our common stock. The shares issuable on exercise of these options shall be available for issuance under our option plan, distributable at the discretion of the Board. Mr. Spellman will retain 500,000 options to purchase shares of common stock as provided for in his employment agreement with the Corporation.

On June 8, 2006, we entered into an employment agreement with Mr. Theodore Lanes, our former Chief Financial Officer. The term of the agreement is for two years with an annual salary of $120,000. Salary paid is recorded in the summary compensation table above in the column titled “Salary.” The agreement provides for bonuses to Mr. Lanes based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock at a purchase price of $1.00 per share. The stock options will vest as follows: 10,000 shares upon execution of the agreement; 30,000 shares at the end of each quarter during the term that Mr. Lanes remains employed. Mr. Lanes resigned on September 15, 2006 and accordingly, the right to vest in the option to acquire the remaining 300,000 shares of common stock is terminated.  The estimated fair value of the stock options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	107%
risk free interest rate of	4.99%
dividend yield of	0% and 3 year term.

The estimated fair value of the stock options totaled $8,696, which will be expensed over the vesting period. Through the period ended December 31, 2006, we recorded an expense related to the stock options totaling $8,696.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2006.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Spellman	500,000	-	-	$0.25	June 2, 2007	-	-	-	-
Theodore Lanes	10,000	-	-	$1.00	June 8, 2009	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2006.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Spellman	-	-	-	-	-	-	-
Carlo Mondavi	-	-	-	-	-	-	-
Josh LeVine	-

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of December 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 12,115,820 shares of common stock issued and outstanding on December 31, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Carlo Mondavi 4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292	5,073,658 shares	41%
Common	Joseph Spellman 4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292	1,250,000 shares(2)(3)	9%
Common	Josh LeVine 4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292	1,144,057shares	9%
Total of All Directors and Executive Officers:		7,467,715 shares(2)	55%
More Than 5% Beneficial Owners:
Common	Parrish Medley [address unknown]	1,096,085shares	9%

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

(2)
Includes 1,250,000 options to purchase common stock. This percentage is calculated by adding the immediately exercisable options to the denominator and thus treating these options as exercised for purpose of this calculation only.

(3)
On February 12, 2007, Mr. Spellman agreed to forfeit options to purchase 750,000 shares of our common stock. The shares issuable on exercise of these options shall be available for issuance under our option plan, distributable at the discretion of the Board. Mr. Spellman retained 500,000 options to purchase shares of common stock as provided for in his employment agreement with the Corporation.

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

We owe $200,000 to the former President of our predecessor entity MW Medical, Inc. under a promissory note dated June 15, 2003, and originally due December 31, 2004 bearing an interest rate of 10% per annum. The note is convertible to common shares of the Company at a price of $0.20 or half the market price of the shares at the time of conversion.  The maturity date of the note was extended to December 31, 2005 by the note holder and remains unpaid as of December 31, 2006.  We have recorded accrued interest in the amount of $80,619.

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.2	Lanes Employment Agreement, dated June 19, 2006(1)
10.3	Stock Purchase Agreement with Artist House, dated March 27, 2006(1)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed with the Securities and Exchange Commission.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual financial statements for the fiscal years ended December 31, 2006 and December 31, 2005 were approximately $38,238 and $17,740 respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2006 and 2005 were $0 and $500 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

By: /s/ Joseph Spellman
Joseph Spellman
Chief Executive Officer, President,
and Director

April 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By: /s/ Joseph Spellman	By: /s/ Josh LeVine
Joseph Spellman	Josh LeVine
Director	Director
April 14, 2007	April 14, 2007

By: /s/ Carlo Mondavi
Carlo Mondavi
Director
April 17, 2007