Form 10QSB
period 2007-03-31
DAVI SKIN, INC.
filed 2007-05-21
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-14297

Davi Skin, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4223 Glencoe Avenue, Suite B130 Marina Rey, California
(Address of principal executive offices)

310-827-0800
(Issuer’s telephone number)
__________________________________________________ (Former name, former address and former fiscal year, if changed since last report)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,315,820 common shares as of March 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of March 31, 2007;
F-2	Statements of Operations for the three months ended March 31, 2007 and 2006, and for the period from inception (March 21, 2004) through March 31, 2007;
F-3	Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and for the period from inception (March 21, 2004) through March 31, 2007;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended March 31, 2007 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEET
(Unaudited)

As of
March 31, 2007
CURRENT ASSETS
Certificates of deposit	255,332
Accounts receivables	38,287
Inventory	669,468
Prepaid expenses	1,998
TOTAL CURRENT ASSETS	965,085

Fixed Assets, net of accumulated depreciation of $5,269	30,421

Deposit	44,505
TOTAL ASSETS	1,040,011

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	12,971
Accounts payable and accrued expenses	305,190
Notes payable - related parties	286,923
TOTAL CURRENT LIABILITIES	605,084

STOCKHOLDERS' EQUITY

Preferred stock; $.001 par value; 10,000,000 shares
authorized and no shares issued and outstanding	-

Common stock; $.001 par value; 90,000,000 shares
authorized, 12,315,820 shares issued and outstanding	12,316

Additional paid in capital	10,753,285
Accumulated deficit during devemlopmental stage	(8,944,328)
Net loss	(1,386,346)
TOTAL STOCKHOLDERS' EQUITY	434,927

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	1,040,011

See Accompanying Notes to Financial Statements

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

			From inception
	Three Months Ended		(March 21, 2004)
	March 31		through
	2007	2006	March 31,2007
Sales	27,219	-	50,028
Cost of goods sold	(2,188)	-	(3,982)
Gross profit	25,031	-	46,046

Operating Expenses
Selling, general and administrative	325,334	227,870	3,056,329
Depreciation	1,750	5,022	34,002
Consulting fees	155,117	-	1,425,252
Employee Stock Options	702,486	1,898,257	4,764,359
Professional fees	257,823	54,525	928,016
Total Operating Expenses	1,442,510	2,185,674	10,207,958

Loss from operations	(1,417,479)	(2,185,674)	(10,161,912)

Other income (expenses)
Royalty income	27,056	25,000	52,056
Interest income	3,443	7,521	112,768
Interest expense	(6,405)	(5,000)	(87,263)
Other income (expenses)	7,039	3,077	(9,659)
Loss on disposal of assets	-	-	(38,609)
Total Other Income	31,133	30,598	29,293

Net Loss	(1,386,346)	(2,155,076)	(10,132,619)

Basic loss per common share	(0.11)	(0.19)

Diluted loss per common share	(0.11)	(0.19)

Basic and diluted weighted average
common share outstanding	12,226,720	11,568,042

See Accompanying Notes to Financial Statements

DAVI SKIN, Inc
(formerly MW Medical, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			From inception
	Three Months Ended		(March 21, 2004)
	March 31,		through
	2007	2006	March 31, 2007
OPERATING ACTIVITIES
Net Loss	(1,386,346)	(2,155,076)	(10,132,619)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense	34,376	11,458	114,584
Stock based compensation & expenses	702,486	1,582,408	5,704,750
Depreciation and amortization	1,750	5,022	34,002
Accrued interest	6,304	5,000	86,923
Loss on sale of fixed assets	-	-	38,609
Non cash consulting fee	30,000	-	79,695

Changes in operating assets and liabilities:
Accounts Receivable	(15,648)	6,000	(64,670)
Inventory	9,800	-	(669,469)
Prepaid expenses	27	5,000	(1,998)
Deposits	-	(33,000)	(44,505)
Contingent liabilities	-	-	26,383
Accounts payable and accrued liabilities	162,354	(21,457)	305,234
Net cash used in operating activities	(454,897)	(594,645)	(4,523,081)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificates of deposit	579,362	(802,396)	(255,332)
Sale of fixed assets	-	-	1,739
Purchase of fixed assets	-	-	(116,187)
Net cash provided by (used in) investing activities	579,362	(802,396)	(369,780)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	(124,465)	-	12,971
Proceeds from stock transactions	-	1,496,000	4,679,890
Notes payable-related party	-	-	200,000
Net cash provided by (used in) financing activities	(124,465)	1,496,000	4,892,861

Net change in cash and cash equivalents	-	98,959	-

Cash at beginning of period	-	3,617	-

Cash at end of period	-	102,576	-

See Accompanying Notes to Financial Statements

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. The interim financial statements present the balance sheet, statement of operations, and cash flows of the Company. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management all normally recurring adjustments necessary to present fairly the financial position as of March 31, 2007 have been included in the financial statements. Interim results are not necessarily indicative of operations for the full year. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Acutual results could differ from those estimates.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,386,346 for the three month period ended March 31, 2007, and has incurred cumulative net losses of $10,132,619 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. The Company believes that these endeavors will result in increased sales. However, as of March 31, 2007, the Company has insufficient cash to operate its business for the next twelve months. The Company experienced revenues during the current quarter and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company currently has positive working capital, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several parties. While the Company is attempting to settle this litigation the outcome may adversely affect the liquidity of the Company and the ability to raise additional funds.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. The Company intends to further position itself so that it may be able to raise additional funds through the capital markets which to date it has demonstrated the ability to do so. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
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

Fixed assets. Property and equipment are depreciated over the estimated useful lives of the related assets., generally 3-5 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the asset. Depreciation and amortization is computed on the straight-line method. Repairs and maintenance are expensed as incurred.

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

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the three months ended March 31, 2007 and 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

Income taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carryforward due to the uncertainty regarding realization. As of March 31, 2007, the Company has cumulative net losses of $10,100,000. The available net operating loss carryforwards are still being determined. Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

Comprehensive income (loss). The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising costs incurred for the three months ended March 31, 2007 and 2006, and for the period from inception (March 21, 2004) through March 31, 2007 was $8,161, and $0, and $8,161, respectively.

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

5. RELATED PARTY TRANSACTIONS

We owe $200,000 to the former President of our predecessor entity MW Medical, Inc. under a promissory note dated June 15, 2003, and originally due December 31, 2004 bearing an interest rate of 10% per annum. The note is convertible to common shares of the Company at a price of $0.20 or half the market price of the shares at the time of conversion. The maturity date of the note was extended to December 31, 2005 by the note holder and remains unpaid as of March 31, 2007. We have recorded accrued interest in the amount of $86,923.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

6. FIXED ASSETS

Fixed assets consist of the following as of March 31, 2007:

Furniture and fixtures	$6,972
Computer equipment	11,718
Leasehold improvements	17,000
35,690
Less: accumulated depreciation	(5,269)
Fixed assets, net	$30,421

7. DEPOSIT

The Company has booked $44,505 in deposits. The deposit is related to the Company’s prior leasing of office space located at 301 North Canon, Suite 207 Beverly Hills, CA 90292. It is management’s opinion that this amount will be recovered.

8. COMMITMENTS AND CONTINGENCIES

Lease agreements. On May 18, 2006, the Company entered into a 3-year lease agreement with Marina Glencoe, LLC, a California limited liability company, to lease approximately 1,980 square feet of office space located at 4223 Glencoe Ave, Suite B130 Marina Del Rey, CA 90292. The lease provides for monthly rental payments, including parking and utilities of $ 4,643 for the first 12 months, $ 4,775.54 for months 13 - 24 and $4,912.05 for months 24 - 36. The Company provided a letter of credit in the amount of $49,896 as a security deposit.

Future minimum annual lease payments and principal payments under existing agreements are as follows:

12 months ending March 31,
2007	$57,041
2008	58,672
2009	9,824
Total	$125,537

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

Total rental expenses under non-cancelable lease terms in excess of one year was $13,929, $24,263, and $93,041 for the three month period ended March 31, 2007 and 2006, and the period from inception (March 21, 2004) through March, 31, 2007, respectively.

9. CONCENTRATIONS

The Company’s sales during the three month period ended March 31, 2007 were to one customer and all purchases of inventory were from one supplier.

At March 31, 2007, the Company maintained certificates of deposit at one major financial institution in excess of the federally insured limits pursuant to Federal Deposit Insurance Corporation of $155,332.

10. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of March 31, 2007 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of March 31, 2007, there were 12,315,820 shares of common stock outstanding.

11. WARRANTS

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

Number of warrants issued	283,333
Market price at grant date	$1.50
Exercise price	$4.50
Term	24 months
Volitility	66%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	4.61%

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

12. COMMON STOCK OPTIONS

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

On November 1, 2005, we entered into an employment agreement (“Agreement”) with our President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our President based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with our President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of our common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 500,000 shares on March 1, 2007. During the three months ended March 31, 2007, the President agreed to forfeit options to purchase 750,000 shares of the Company’s common stock. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options was expensed over the vesting period. During the three months ended March 31, 2007, 2006, and during the period from inception (March 21, 2004) through March 31, 2007 we recorded an expense related to the Stock Options of $702,486, $1,582,407, and $4,764,157, respectively.

In February 2006, we employed Patrick Pflipsen and the Company agreed to provide equity based compensation to purchase up to 50,000 shares of our common stock (“Stock Options”) at a purchase price of $0.26 per share.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

exercise price of	$0.26
closing stock price on date of the Agreement of	$0.26
historical stock price volatility of	66%
risk free interest rate of	4.56%
dividend yield of	0% and 1year term.

The estimated fair value of the Stock Options totaled $6,166, which was expensed over the vesting period. During the three months ended March 31, 2007and 2006, and during the inception period from inception (March 21, 2004) through March 31,2007, we recorded an expense related to the Stock Options of $0, $0, $6,166, respectively.

On June 8, 2006, we entered into an employment agreement (“Agreement”) with our Chief Financial Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our Chief Financial Officer based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The Agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock (“Stock Options”) at a purchase price of $1.00 per share. The Stock Options vest as follows: 10,000 shares upon execution of the Agreement; 30,000 shares at the end of each quarter during the term that the Executive remains employed. This executive resigned on September 15, 2006, and accordingly, the options to purchase 360,000 shares were forfeited during the year ended December 31, 2006. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	107%
risk free interest rate of	4.99%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $8,696, which was expensed over the vesting period. During the three months ended March 31, 2007and 2006, and during the period from inception (March 21, 2004) through March 31, 2007, we recorded an expense related to the Stock Options of $0, $0, $8,696, respectively.

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

exercise price of	$0.49
closing stock price on date of the Agreement of	$0.25
historical stock price volatility of	152%
risk free interest rate of	4.56%
dividend yield of	0% and 6 mth term.

The estimated fair value of the Stock Options totaled $9,740, which was expensed over the vesting period., During the three months ended March 31, 2007and 2006, and during the period from inception (March 21, 2004) through March 31, 2007, we recorded an expense related to the Stock Options totaling $0, $0, and $9,740 respectively.

The following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,360,000	$0.26
Options Granted	-	$-
Options Canceled	(750,000)	$(0.25)
Options Exercised	-	$-

Outstanding at March 31, 2007	610,000	$0.26

Exercisable at March 31, 2007	610,000	$0.26

The details of the vested stock options outstanding as of March 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	610,000	1.55	$0.26	610,000	$0.26

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

	Options Outstanding & Unvested at March 31, 2007
	Number Outstanding	Weighted Average Exercise Price
Non Vested at January 1, 2007	500,000	$0.25
Granted	-	$-
Forfeited	-	$-
Vested	(500,000)	$0.25

Non Vested at March 31, 2007	-	$-

13. EQUITY SECURITIES OFFERINGS

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

The Company filed a Registration Statement on Form S-8 relating to 200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) issued to Donald B. Schwall, Jr. (“Consultant”), an eligible consultant to the Corporation under that certain Consulting Agreement between the Company and Consultant dated as of January 3, 2007. Subsequent to March 31, 2007, the consulting agreement was cancelled and 150,000 shares of common stock were returned. During the three month period ended March 31, 2007, non cash consulting fees of $30,000 were recorded relating to this agreement.

14. LEGAL PROCEEDINGS

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

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

On or about August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada against the Company, its directors, and other individuals. The plaintiff, Artist House Holdings, Inc., is a shareholder in the Company. The complaint alleged violations of federal securities law and Nevada securities law, breach of contract, and related claims arising from the plaintiff's investment in Company. A First Amended Complaint was filed on July 31, 2006, and a Second Amended Complaint on January 8, 2007. On December 22, 2006, the plaintiffs filed an emergency motion for a preliminary injunction, which the District Court denied on January 12, 2007. On January 26, 2007, the Company and its directors filed a motion to dismiss the federal securities law claim. That motion was granted on March 27, 2007. The Court gave the plaintiff leave to amend, and plaintiff subsequently filed an amended complaint to restate the claims not dismissed and to add a party defendant.  We filed an answer to the amended complaint on May 17, 2007.  We intend to defend the matter vigorously.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
March 31, 2007
NOTES TO FINANCIAL STATEMENTS

During April, 2006, we received a letter from a third party requesting the exercise of a conversion right attached to a $200,000 note originally due to Ms. Jan Wallace, the former CEO of MW Medical. The company is in negotiations presently with Ms. Wallace to convert the note from debt to equity. At the year end, the note was still a debt on the books of the company accruing interest.  Since then, the debt has been converted to equity in the names of third party holders.

The financial statements do not reflect any adjustments that could result from an unfavorable outcome with respect to any of the above legal proceedings. At this juncture we cannot determine the outcome nor range of any such loss. We do believe, however, that the above litigation is without merit, and are currently evaluating strategic and legal options best suited for our future growth.

15. SUBSEQUENT EVENTS

On April 23, 2007, the Company retained Crescent Fund, LLC to provide consulting services relating to endorsements, co-operative promotions, and other forms of strategic alliances.  The agreement provides that the Company shall compensate Crescent for their services with 400,000 shares of Company common stock issued under the Company’s stock compensation plan.

 Item 2.   Management’s Discussion and Analysis or Plan of Operation

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

Overview

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

Skin Care Products

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

We received a one-time $25,000 signing bonus during the year ended December 31, 2006 for the successful negotiation and execution of the Constellation licensing arrangement. Subsequent to this reporting period, we have begun to receive royalty payments per the terms set forth in the agreement.

Plan of Operation in the Next Twelve Months

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

Manufacturer

Prior to our product launch in October 2006, we completed the research and development necessary to finalize the product designs and technical aspects needed to commence production of our products with our contract manufacturer. We completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:
▪	the final shape and size of the product containers;

▪	the final selection of caps;

▪	the final packaging design;

▪	the logo and label designs; and

▪	final unit carton design and construction

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

Results of Operations for the three months ended March 31, 2007 and 2006

Our total assets as of March 31, 2007 were $1,040,011.  Our assets largely consist of certificates of deposit in the amount of $255,332 and inventory in the amount of $669,468. Our total assets as of March 31, 2006, were $2,897,554, consisting primarily of cash in the amount of $102,576 and a certificate of deposit in the amount of $2,705,352. The decrease in cash and investments, our primary assets, is attributable to our administrative costs as the Company has been promoting and developing its product lines, which were launched in October 2006.

Our total liabilities as of March 31, 2007 were $605,084 compared to $281,343 as of March 31, 2006. Our liabilities consisted primarily of (i) accounts payable in the amount of $305,190, and (ii) $286,923 in a note payable, including $86,923 in accrued interest, to a related party.

Sales.  Sales consists of revenues from the sale of products from our skin care line. We reported sales of $27,219 for the three month period ended March 31, 2007, compared with sales of $0 for the same period ended March 31, 2006.  This increase is a result of the skin care line launch in October 2006.  Our cost of goods sold for the three months ended March 31, 2007 was $2,188 for gross profits of $25,031 for quarter sales.

Operating Expenses.  We incurred operating expenses in the amount of $1,442,510 for the three months ended March 31, 2007, compared to opearting expenses of $2,185,674 for the same reporting period in the prior year. The decrease in expenses was largely caused by a decrease in stock based compensation paid to our executive officers. Our operating expenses for the three months ended March 31, 2007 consisted of selling, general and administrative expenses of $325,334, depreciation of $1,750, consulting fees of $155,117, employee stock options of $702,486, and professional fees of $257,823. In comparison, our operating expenses for the three months ended March 31, 2006 consisted of selling, general and administrative expenses of $227,870, depreciation of $5,022, employee stock options of $1,898,257, and professional fees of $54,525.

Other Income.  We reported other income of $31,133 for the three months ended March 31, 2007 and other income of $30,598 for the three months ended March 31, 2006. Other income during the three months ended March 31, 2007 and 2006 consisted of royalty income in connection with our licensing agent agreement, interest income and other income.

Net Loss. We reported a net loss of $1,386,346 or $0.11 per share for the three months ended March 31, 2007 compared to a net loss of $2,155,076 or $0.19 per share for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, our total current assets of $965,085 consisted of $255,332 of certificates of deposit, $669,468 of inventory, $38,287 of accounts receivable, and $1,998 of prepaid expenses.  As of March 31, 2006, our total current assets of $2,809,953, consisted of $102,576 of cash, $2,705,352 of certificates of deposit, and $2,025 of prepaid expenses.  In addition, we had working capital of $360,001 and $2,528,610 at March 31, 2007 and 2006, respectively.

We anticipate that we will be dependent, for the short future, upon additional investment capital to fund operating expenses.

 Cash Flows from Operating Activities

Net cash used in operating activities was $454,897 for the three months ended March 31, 2007 compared to net cash used in operating activities of $594,645 for the three months ended March 31, 2006.

Cash Flows from Investing Activities

Net cash flow provided by investing activities amounted to $579,362 for the three months ended March 31, 2007 compared to net cash used in investing activities of $802,396 for the three months ended March 31, 2006.

Cash Flows from Financing Activities

Net cash flow used in financing activities amounted to $124,465 for the three month period ended March 31, 2007, compared to net cash provided by financing activities of $1,496,000 for the three month period ended March 31, 2006.

Off Balance Sheet Arrangements

As of March 31, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,386,346 for the three month period ended March 31, 2007, and has incurred cumulative net losses of $10,132,619 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. The Company believes that these endeavors will result in increased sales. However, as of March 31, 2007, the Company has insufficient cash to operate its business for the next twelve months. The Company experienced revenues during the current quarter and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company currently has positive working capital, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several parties. While the Company is attempting to settle this litigation the outcome may adversely affect the liquidity of the Company and the ability to raise additional funds.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. The Company intends to further position itself so that it may be able to raise additional funds through the capital markets which to date it has demonstrated the ability to do so. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

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

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘amortization method’ or ‘fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities.

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

Management does not believe that SFAS No. 155 and No. 156 will have an impact on our consolidated financial statements. Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future consolidated financial statements included elsewhere herein.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Joseph Spellman, and Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments in the ongoing legal proceedings previously reported in which we are a party. A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2006.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

On April 23, 2007, the Company retained Crescent Fund, LLC to provide consulting services relating to endorsements, co-operative promotions, and other forms of strategic alliances.  The agreement provides that the Company shall compensate Crescent for their services with 400,000 shares of Company common stock issued under the Company’s stock compensation plan.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2007.

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

Davi Skin, Inc.

Date:	May 15, 2007

By: /s/ Joseph Spellman Joseph Spellman Title: Chief Executive Officer and Director