Form 10QSB
period 2007-06-30
DAVI SKIN, INC.
filed 2007-08-20
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

Commission File Number: 001-14297

Davi Skin, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4223 Glencoe Ave Suite B130, Marina Del Rey, California 90292
(Address of principal executive offices)

310-827-0800
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 16,661,208 common shares as of August 17, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of June 30, 2007;
F-2	Statements of Operations for the three and six months ended June 30, 2007 and 2006 and for the period from inception (March 21, 2004) through June 30, 2007;
F-3	Statements of Cash Flows for the six months ended June 30, 2007 and 2006 and for the period from inception (March 21, 2004) through June 30, 2007;
F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended June 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS
Current Assets
Certificate of deposit	75,989
Accounts receivable	26,472
Inventory	644,327
Prepaid expenses	12,928

Total Current Assets	759,716

Fixed assets net of accumulated depreciation of $7,019	28,671

Deposits	44,505

TOTAL ASSETS	832,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank overdraft	20,155
Accounts payable & accrued expenses	589,378
Accrued stock compensation	169,000
Accrued interest	2,576

Total Current Liabilities	781,109

Convertible debenture	200,000

TOTAL LIABILITIES	981,109

Stockholders' Equity
Preferred stock; $0.001 par value; 10,000,000 shares
authorized and no shares issued and outstanding	-
Common stock: $0.001 par value; 90,000,000 shares
authorized, 14,611,204 shares issued and outstanding	14,612
Additional paid in capital	11,110,761
Accumulated deficit during development stage	(8,944,328)
Net Loss	(2,329,262)
Total Stockholders' Equity	(148,217)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	832,892

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Six Months Ended June 30		Three Months Ended June 30
					From inception
					(March 21, 2004)
					through
	2007	2006	2007	2006	June 30,2007
Sales	45,881	-	18,662	-	68,690
Cost of goods sold	(4,741)	-	(2,553)	-	(6,535)
Gross profit	41,140	-	16,109	-	62,155

Operating Expenses
Selling, general and administrative	718,114	436,070	392,780	197,224	3,449,109
Depreciation	3,500	10,969	1,750	5,947	35,752
Consulting fees	392,629	122,277	237,512	92,574	1,662,764
Employee stock options	747,342	2,099,949	44,856	241,805	4,809,215
Professional fees	530,121	166,817	272,298	140,275	1,200,314
Total operating expenses	2,391,706	2,836,082	949,196	677,825	11,157,154

Loss from operations	(2,350,566)	(2,836,082)	(933,087)	(677,825)	(11,094,999)

Other income (expenses)
Royalty income	27,056	25,000	-	-	52,056
Interest income	6,295	37,678	2,852	22,920	115,620
Interest expense	(8,132)	(10,000)	(1,727)	(5,000)	(88,990)
Other expenses	(3,915)	-	(10,954)	-	(20,613)
Loss on disposal of assets	-	(38,075)	-	(38,075)	(38,609)
Total other income	21,304	14,603	(9,829)	(20,155)	19,464

Net Loss	(2,329,262)	(2,821,479)	(942,916)	(697,980)	(11,075,535)

Basic loss per common share	(0.17)	(0.24)	(0.06)	(0.06)

Diluted loss per common share	(0.17)	(0.24)	(0.06)	(0.06)

Basic and diluted weighted average
common share outstanding	13,388,746	11,568,042	14,535,536	12,115,820

DAVI SKIN, Inc
(formerly MW Medical, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

			From inception
			(March 21, 2004)
	Six Months Ended June 30		through
	2007	2006	June 30, 2007
OPERATING ACTIVITIES
Net Loss	(2,329,262)	(2,821,480)	(11,075,535)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense	34,376	-	114,584
Stock based compensation & expenses	916,342	2,122,865	5,918,606
Depreciation and amortization	3,500	10,969	35,752
Accrued interest	6,304	-	6,304
Loss on sale of fixed assets	-	38,075	38,609
Non cash consulting fee	57,993	-	107,688

Changes in operating assets and liabilities:
Accounts Receivable	(3,833)	6,000	(52,855)
Inventory	34,941	-	(644,328)
Prepaid expenses	(10,903)	5,000	(12,928)
Deposits	-	(33,025)	(44,505)
Contingent liabilities	-	-	26,383
Accrued Interest	2,576	10,000	83,195
Accounts payable and accrued liabilities	446,542	22,031	589,422
Net cash used in operating activities	(841,424)	(639,565)	(4,909,608)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificates of deposit	758,705	(835,413)	(75,989)
Sale of fixed assets	-	-	1,739
Purchase of fixed assets	-	(7,401)	(116,187)
Net cash provided by (used in) investing activities	758,705	(842,814)	(190,437)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	(117,281)	-	20,155
Proceeds from stock transactions	-	1,496,000	4,679,890
Notes payable	200,000	-	200,000
Notes payable-related party	-	-	200,000
Net cash provided by (used in) financing activities	82,719	1,496,000	5,100,045

Net change in cash and cash equivalents	-	13,621	-

Cash at beginning of period	-	3,617	-

Cash at end of period	-	17,238	-

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. The interim financial statements present the balance sheet, statement of operations, and cash flows of the Company. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management all normally recurring adjustments necessary to present fairly the financial position as of June 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of operations for the full year. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $2,329,262 for the six month period ended June 30, 2007, and has incurred cumulative net losses of $11,075,635 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. The Company believes that these endeavors will result in increased sales. However, as of June 30, 2007, the Company has insufficient cash to operate its business for the next twelve months. The Company generated minimal revenues during the current quarter and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company currently has positive working capital, but has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation with several parties. While the Company is attempting to settle this litigation the outcome may adversely affect the liquidity of the Company and the ability to raise additional funds.

Notwithstanding, the Company and an unrelated third party have entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement, certain financing for the Company’s ongoing and proposed business operations and activities. The agreement provides for a 9% Senior Secured Convertible Note in the stated amount of $2,200,000. The initial advance, defined as a preliminary advance of $200,000 combined with an additional advance of $300,000, is to be secured by funds received in connection with certain licensing agreements of the Company. In consideration for the initial advance the unrelated third party will receive an invitation to join the Board of Directors and receive options to purchase 125,000 shares of the Company’s stock, and warrants to purchase up to 4,000,000 shares of the Company’s common stock proportionate to the actual amount advanced. To date, the Company has received $500,000; however, there are no assurances that the Company will receive the balance.

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

Revenue recognition .  Revenues are recognized when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Cash and cash equivalents .  We consider all highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of our cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

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

Credit and concentration risk. . The Company maintains deposit accounts in a single financial institution. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company maintains certificates of deposit in excess of federal deposit insurance limits and, at times, the Company’s general operating account will exceed federal deposit insurance limits.

Inventory . The Company’s inventory consists of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s financial position, results of operations and cash flows.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

Fixed assets . Property and equipment are depreciated over the estimated useful lives of the related assets, generally 3-5 years. Leasehold improvements are amortized over the lesser of the lease term or the estimated life of the asset. Depreciation and amortization is computed on the straight-line method. Repairs and maintenance are expensed as incurred.

Fair value of financial instruments .  Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosure About Fair Value of Financial Instruments,” requires us to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The carrying amounts and estimated fair values of our financial instruments approximate their fair value due to their short-term nature.

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the six months ended June 30, 2007 and 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

Income taxes.  The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carry forward due to the uncertainty regarding realization. As of June 30, 2007, the Company has cumulative net losses of $11,075,535. The available net operating loss carry forwards are still being determined. Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

Comprehensive income (loss) . The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising costs incurred for the six months ended June 30, 2007 and 2006, and for the period from inception (March 21, 2004) through June 30, 2007 was $44,975, and $0, and $44,975, respectively.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments ,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. Any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

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

The Company adopted SPAS 155 and 156 effective January 1, 2007, and the adoption has not had a material effect on the Company’s financial statements. In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48).  This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159").  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on our present or future financial statements included elsewhere herein.

5. RELATED PARTY TRANSACTIONS

The former President of our predecessor entity, MW Medical, Inc. loaned the Company $200,000 under a promissory note dated June 15, 2003, and was originally due December 31, 2004 bearing an interest rate of 10% per annum. The note plus the balance of the accrued interest was converted by an unrelated party into 2,295,388 shares of common stock of the Company at a price of $0.125 per share at the time of conversion in accordance with the agreement.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

6. CONVERTIBLE DEBENTURE

The Company and an unrelated third party have entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities. The agreement provides for a 9% Senior Secured Convertible Note in the stated amount of $2,200,000. The initial advance (consisting of a $200,000 preliminary advance and an additional advance of $300,000) is to be secured by funds received in connection with a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. In consideration for the initial advance the unrelated third party will receive an invitation to join the Board of Directors and receive options to purchase 125,000 shares of the Company’s stock, and warrants to purchase up to 4,000,000 shares of the Company’s common stock depending on the amount actually advanced. As of June 30, 2007, the Company has received the preliminary advance of $200,000 on May 17th, 2007. Accrued interest at June 30, 2007 is $2,576.

7. FIXED ASSETS

Fixed assets consist of the following as of June 30, 2007:

Furniture and fixtures	$6,972
Computer equipment	11,718
Leasehold improvements	17,000
35,690
Less: accumulated depreciation	(7,019)
Fixed assets, net	$28,671

8. DEPOSIT

The Company has booked $44,505 in deposits. The deposit is related to the Company’s prior leasing of office space located at 301 North Canon, Suite 207 Beverly Hills, CA 90292. It is management’s opinion that this amount will be recovered.

9. COMMITMENTS AND CONTINGENCIES

Lease agreements . On May 18, 2006, the Company entered into a 3-year lease agreement with Marina Glencoe, LLC, a California limited liability company, to lease approximately 1,980 square feet of office space located at 4223 Glencoe Ave, Suite B130 Marina Del Rey, CA 90292. The lease provides for monthly rental payments, including parking and utilities of $ 4,643 for the first 12 months, $ 4,775.54 for months 13 - 24 and $4,912.05 for months 24 - 36. The Company provided a letter of credit in the amount of $49,896 as a security deposit.

Future minimum annual lease payments and principal payments under existing agreements are as follows:

12 months ending June 30,
2008	$57,433
2009	54,033
Total	$111,476

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

Total rental expenses under non-cancelable lease terms in excess of one year was $27,990, $46,421, and $121,031 for the six month period ended June 30, 2007 and 2006, and the period from inception (March 21, 2004) through June, 30, 2007, respectively.

10. CONCENTRATIONS

The majority of the Company’s sales during the six month period ended June 30, 2007 were to three customers which made up 88% of total sales. All purchases of inventory were from one supplier.

At June 30, 2007, the Company did not maintain certificates of deposit at any one major financial institution in excess of the federally insured limits pursuant to Federal Deposit Insurance Corporation. The Company had certificates of deposit in the amount $75,989.

11. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of June 30, 2007 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of June 30, 2007, there were 14,611,208 shares of common stock outstanding.

As of June 30, 2007, the Company owed 150,000 shares of common stock to each of its non-founding directors and 500,000 shares to its Chief Financial Officer under the terms of his employment agreement. Additionally, the Company owed 500,000 shares to Mr. Spellman. The Company expensed $169,000 for the 1,300,000 shares to be issued at a price of $0.13 per share.

12. WARRANTS

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

13. COMMON STOCK OPTIONS

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

The estimated fair value of the Stock Options was expensed over the vesting period. During the six months ended June 30, 2007, 2006, and during the period from inception (March 21, 2004) through June 30, 2007 we recorded an expense related to the Stock Options of $702,486, $1,582,407, and $4,764,157, respectively. The Company recorded no expense for the three month period ended June 30, 2007

In February 2006, we employed Patrick Pflipsen and the Company agreed to provide equity based compensation to purchase up to 50,000 shares of our common stock (“Stock Options”) at a purchase price of $0.26 per share.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.26
closing stock price on date of the Agreement of	$0.26
historical stock price volatility of	66%
risk free interest rate of	4.56%
dividend yield of	0% and 1year term.

The estimated fair value of the Stock Options totaled $6,166, which was expensed over the vesting period. During the six months ended June 30, 2007 and 2006, and during the inception period from inception (March 21, 2004) through June 30,2007, we recorded an expense related to the Stock Options of $0, $0, $6,166, respectively. There was no related expense for the three month period ended June 30, 2007.

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
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	107%
risk free interest rate of	4.99%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $8,696, which was expensed over the vesting period. During the six months ended June 30, 2007 and 2006 and during the period from inception (March 21, 2004) through June 30, 2007, we recorded an expense related to the Stock Options of $0, $0, $8,696, respectively. There was no related expense for the three month period ended June 30, 2007.

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
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

exercise price of	$0.49
closing stock price on date of the Agreement of	$0.25
historical stock price volatility of	152%
risk free interest rate of	4.56%
dividend yield of	0% and 6 mth term.

The estimated fair value of the Stock Options totaled $9,740, which was expensed over the vesting period., During the six months ended June 30, 2007 and 2006, and during the period from inception (March 21, 2004) through June 30, 2007, we recorded an expense related to the Stock Options totaling $0, $0, and $9,740 respectively.

In April 2007, the Company agreed to provide Lloyd & Co. with payment for services that were previously provided at a reduced cost with the purchase up to 75,000 share of our common stock (“stock options”) at a purchase price of $0.41 per share. The estimated fair value of the stock options has been determined using Black-Scholes option pricing model using the following assumptions:

Exercise price of	$0.41
Closing stock price on date of Agreement	$0.41
Historical stock price volatility of	100%
Risk free interest rate of	4.685%
Dividend yield of	0% and 10 year term.

The estimated fair value of the stock options totaled $27,993, which will be expended over the vesting period. During the six months ended June 30, 2007 and 2006, and during the inception period from inception (March 21, 2004) through June 30, 2007, we recorded an expense related to the stock options of $27,993, $-0-, and $27,993, respectively. The company recorded on expense of $27,993 for the three months ended June 30, 2007.

In April 2007 the Company agreed to provide equity based compensation to Carlo Mondavi, Josh LeVine, and Elliot Smith to purchase up to 125,000 shares each of our common stock (“stock options”) at a purchase price of $0.25 per share. The estimated fair value of the stock options has been determined using Black-Scholes option pricing model using the following assumptions:

Exercise price of	$0.25
Closing stock price on date of Agreement	$0.25
Historical stock price volatility of	100%
Risk free interest rate of	4.685%
Dividend yield of	0% and 1 1/2 year term.

The estimated fair value of the stock options totaled $44,856, which will be expended over the vesting period. During the six months ended June 30, 2007 and 2006, and during the inception period from inception (March 21, 2004) through June 30, 2007, we recorded an expense related to the stock options of $44,856, $-0-, and $44,856, respectively. The company recorded on expense of $44,856 for the three months ended June 30, 2007.

The following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,360,000	$0.26
Options Granted	450,000	$0.28
Options Canceled	(750,000)	$(0.25)
Options Exercised	-	$-

Outstanding at June 30, 2007	1,060,00	$0.26

Exercisable at June 30, 2007	1,060,000	$0.26

The details of the vested stock options outstanding as of June 30, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	1,060,000	5.15	$0.26	1,060,000	$0.26

	Options Outstanding & Unvested at June 30, 2007
	Number Outstanding	Weighted Average Exercise Price
Non Vested at January 1, 2007	500,000	$0.25
Granted	450,000	$0.28
Forfeited	-	$-
Vested	(950,000)	$0.25

Non Vested at June 30, 2007	-	$-

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

14. EQUITY SECURITIES OFFERINGS

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

The Company filed a Registration Statement on Form S-8 relating to 200,000 shares of its common stock, par value $0.001 per share (the “Common Stock”) issued to Donald B. Schwall, Jr. (“Consultant”), an eligible consultant to the Corporation under that certain Consulting Agreement between the Company and Consultant dated as of January 3, 2007. The consulting agreement was cancelled and 150,000 shares of common stock were returned. During the three month period ended June 30, 2007, non cash consulting fees of $30,000 were recorded relating to this agreement.

15. LEGAL PROCEEDINGS

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
June 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

16. SUBSEQUENT EVENTS

On July 3, 2007, the Company received additional funds in the amount of $300,000 pursuant to the agreement for convertible debenture.

On July 24, 2007, the Company issued to its shareholders of record as of June 21, 2007, a Notice of Proposed Settlement of Derivative Action in the matter of Rowe D. Nelson, et al vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146. A settlement hearing will be held on September 17, 2007.

On July 31, 2007, the Company issued 1,150,000 shares to its new Chief Executive Officer and President and 150,000 shares to one newly elected directors. Also, the 1,300,000 shares were expensed at of June 30, 2007, were issued to the two nonfoundnig directors and the Chief Financial Office (see footnote 11).

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results is included herein and in our other filings with the SEC.

Overview

We are principally engaged in the development, manufacturing and distribution of luxury branded skincare products for men and women that encompass the anti-oxidant rich by-products of the winemaking process coupled with the latest innovations in modern technology. We also function as a licensing agent to entities interested in associating their products with our luxury brand names. The development of the luxury branded skincare product line and its related packaging is now complete. We are now selling the initial nine (9) SKUs, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Since the launch, the products are now available at Bergdorf Goodman and through their website; Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; and the Living Beauty section of Selfridges department store in London, England. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center.

Skin Care Products

The initial nine (9) SKUs include four (4) products for women and five (5) for men described in detail below.

Women’s Line:

▪
Le Grand Cru for Women — An ultra-luxurious cream designed for women to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

▪
Vine Fresh SPF 30 Lotion — Oil free everyday moisturizer with UVB/UVA protection of an SPF 30. Formulated as a light, non-greasy formula, which is perfect for any type of skin, to moisturize and protect against oxidative damage such as pollution and stress;

▪	Moscato Purifying Cleanser — A gentle, luxurious, creamy product designed to cleanse and condition at the same time;

▪	Harvest Mist Toner — A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

Men’s Line:

▪
Le Grand Cru for Men — An ultra-luxurious cream designed for men to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

▪
Vine Fresh SPF 15 Lotion — Oil free everyday moisturizer with UVB/UVA protection of an SPF 15. Formulated as a light, non-greasy formula, which is perfect for any type of skin, to moisturize and protect against oxidative damage such as pollution and stress;

▪	Reserve Shave Cream — A luxurious shave cream designed to provide an extraordinarily close yet comfortable shave;

▪	Coastal Vine After Shave — An aftershave elixir /tonic used to soothe freshly shaved skin, reduce irritation, and provide moisturizing properties;

▪	Crushed Grape Seed Exfoliating Cleanser —Infused with crushed grape seeds this product is designed to cleanse, exfoliate, and condition at the same time.

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

We received a one-time $25,000 signing bonus during the first quarter of 2007 for the successful negotiation and execution of the Constellation licensing arrangement. We have begun to receive royalty payments per the terms set forth in the agreement during the current reporting period.

Plan of Operation in the Next Twelve Months

Skin Care Line

We have completed the research and development of our initial line of luxury branded skincare products for men and women that harness the substantial antioxidant powers of fermented grape extracts. Production of the initial nine (9) SKUs commenced with our contract manufacturer last September ahead of our October 2006 retail launch with Bergdorf Goodman.

The initial nine (9) SKUs include four (4) products for women and five (5) for men. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Subsequent to the launch, the products have become available at Bergdorf Goodman and through their website; at Bliss World Catalogs and their corresponding website; at Meadow Wood, the luxury hotel and spa located in the Napa Valley; and the Living Beauty section of Selfridges department store in London, England. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center. We intend to continue our plan to position our products in this high-end retail market.

Product Development

We have recently begun the development of a hotel amenity line of products for distribution into luxury hotel rooms worldwide in conjunction with Gilchrist & Soames, an industry leader in fine toiletries manufacturing. We expect the initial line of amenity products to consist of shampoo, conditioner, bath gel, body lotion and soaps, with additional products to be developed in the future.

These amenity products will feature the same Meritage complex of antioxidants that is found in our men’s and women’s retail line. Meritage is a microencapsulated blend of select antioxidants, including fermented grape extracts, which remain pure within the formula until application. Meritage's sustained time-release technology provides a slow infusion of antioxidant health benefits to the skin.

Manufacturer

Prior to our product launch in October 2006, we completed the research and development necessary to finalize the product designs and technical aspects needed to commence production of our products with our contract manufacturer. We completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:

▪	the final shape and size of the product containers;

▪	the final selection of caps;

▪	the final packaging design;

▪	the logo and label designs; and

▪	the final unit carton design and construction.

Upon final selection of the packaging directions and the completion of technical drawings of the packaging itself, production of our initial nine (9) SKUs commenced. Upon the completion of production, finished goods were then shipped to our distribution warehouse to await distribution to our retail channels. We intend to continue working with our contract manufacturer to ensure that our product orders are responsive to the needs of our customers.

Distribution / Expansion

We are in the process of exploring the expansion of our retail distribution. Our current plan is to begin supplying upscale retailers with our products in several select cities in the United States including Los Angeles, as well as to expand overseas, beginning with Europe and ultimately into Asia.

Luxury Branding and Acquisitions

During the normal course of business, our management team has been searching for other business opportunities that would allow us to diversify our sources of revenue.

In order to accomplish this new portion of our business plan, our board of directors will focus more on becoming a luxury brands headquarters. It is our intent to leverage our co- founder’s highly visible and well-respected Mondavi name into other market categories as well as to acquire new brands and intellectual properties to own, develop and license in the luxury category, while continuing to develop our original luxury skin care products.

It is our intent that our company will become a holding company that will maintain the intellectual properties, trademarks, copyrights and licenses of the various operating businesses we are able to acquire or partner with. We plan to own anywhere from 0% to 100% of these operational companies. Depending on the circumstances surrounding each opportunity, management anticipates it will choose to fund these operational companies or enter into joint ventures with them. The holding companies will generate revenues from all licenses it issues to use the Mondavi and Davi names.

As our first step to further our new objective, we entered into an agreement with Constellation Brands Group, the parent entity of The Robert Mondavi Corporation. RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks, and we have been engaged to (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of thirty three and one-third percent (33 - 1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

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

Results of Operations for the three and six months ended June 30, 2007 and 2006

Assets. Our total assets as of June 30, 2007 were $832,892.  Our total assets largely consist of certificates of deposit in the amount of $75,989 and inventory in the amount of $644,327. Our total assets as of June 30, 2006, were $2,614,639, consisting primarily of cash in the amount of $17,238 and a certificate of deposit in the amount of $2,534,369. The decrease in cash and investments, our primary assets, are attributable to our administrative costs as the Company has been promoting and developing its product lines, which were launched in October 2006.

Our total liabilities as of June 30, 2007 were $981,109, consisting primarily of accounts payable and accrued expenses in the amount of $589,378, accrued stock compensation in the amount of $169,000, and $200,000 in a convertible debenture compared to total liabilities of $339,833 as of June 30, 2006, consisting primarily of accounts payable of $89,833 and $240,000 in a note payable-related party.

Sales.  Sales consist of revenues from the sale of products from our skin care line. We reported sales of $45,881 for the six months period ended June 30, 2007, compared with sales of $-0- for the same period ended June 30, 2006.  This increase is a result of the skin care line launch in October 2006.  Our cost of goods sold for the six months ended June 30, 2007 was $4,741 resulting in gross profits of $41,140.

For the three months ended June 30, 2007, sales amounted to $18,662 compared to sales of $-0- for the same period ended June 30, 2006. Our cost of goods for the three month period ended June 30, 2007 was $2,553 resulting in a gross profit $16,109.

Operating Expenses.  Our operating expenses decreased by $444,376 to $2,391,706 for the six months ended June 30, 2007, compared to $2,836,082 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in stock based compensation paid to our executive officers. Our operating expenses consisted of selling, general and administrative expenses of $718,114, depreciation of $3,500, consulting fees of $392,629, employee stock options of $747,342, and professional fees of $530,120. In comparison, our operating expenses for the six months ended June 30, 2006 consisted of selling, general and administrative expenses of $436,070, depreciation of $10,969, consulting fees of $122,277, employee stock options of $2,099,949, and professional fees of $166,817.

Our operating expenses increased by $271,371 to $949,196 for the three months ended June 30, 2007, compared to $677,825 for the same reporting period in the prior year. The increase was attributable to consulting and professional fees; marketing and promotional expenses, and travel expenses. Our operating expenses consisted of selling, general and administrative expenses of $392,780, depreciation of $1,750, consulting fees of $237,512, and professional fees of $272,298. In comparison, our operating expenses for the three months ended June 30, 2006 amounted to $677,825 consisting of selling, general and administrative expenses of $197,224, depreciation of $5,947, employee stock options of $241,805, and professional fees of $140,275.

Other Income (Expenses).  We reported other income (expense) of $21,304 and $(9,829) for the six month and three month periods ended June 30, 2007, respectively, compared to $14,603 and $(20,155) for the same periods ended June 30, 2006, respectively. Other income during the three months ended June 30, 2007 consisted of royalty income in connection with our licensing agent agreement, interest income and other income.

Net Loss. We reported a net loss of $2,329,262 or $0.17 per share and a net loss of $942,916 or $0.06 for the six and three months ended June 30, 2007, respectively, compared to a net loss of $2,821,479 or $0.24 per share and $697,980 or $0.06 per share for the six and three months ended June 30, 2006, respectively.

Liquidity and Capital Resources

As of June 30, 2007, our total current assets of $759,716 consisted of $75,989 of certificates of deposit, $644,327 of inventory, $26,472 of accounts receivable, and $12,928 of prepaid expenses. As of June 30, 2006, our total current assets of $2,553,632 consisted of $17,238 of cash, $2,534,369 of certificates of deposit, and $2,025 of prepaid expenses. As of June 30, 2007, our total liabilities of $610,481 consisted of $20,155 in bank overdrafts, $582,988 in accounts payable and accrued expenses, $949 in interest payable, and $6,389 in leasehold improvement allowance. We thus had working capital of $(21,393) at June 30, 2007 compared to $2,213,799 at June 30, 2006.

Net cash used in operating activities was $841,424 for the six months ended June 30, 2007 compared to net cash used in operating activities of $639,565 for the six months ended June 30, 2006. Net cash flow provided by investing activities amounted to $758,705 for the six months ended June 30, 2007 compared to net cash used in investing activities of $842,814 for the six months ended June 30, 2006. Net cash flow used in financing activities amounted to $82,719 for the six month period ended June 30, 2007, compared to net cash provided by financing activities of $1,496,000 for the six month period ended June 30, 2006.

We anticipate that we will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

In connection with our need for additional financing, we entered into an Agreement for Convertible Note with an unrelated third party, Mr. Amin S. Lakha, whereby Mr. Lakha is willing to provide, subject to the terms and conditions of the Agreement for Convertible Note and accompanying documents (the “Agreement”), certain financing for our ongoing and proposed business operations and activities. The Agreement provides for a 9% Senior Secured Convertible Note (the “Note”) in the stated amount of $2,200,000. Interest is payable in six month intervals and the note matures on May 15, 2010. The Note allows Mr. Lakha to convert a part or all of the outstanding balance under the Note into shares of our common stock at a conversion price of $0.55 per share, which is subject to adjustment in the event of certain dilutive issuances, including stock dividends and reorganizations.

Under the Agreement and the accompanying Assignment and Security Agreement, the “Initial Advance,” defined as a $200,000 preliminary advance and an additional advance of $300,000, is to be secured by funds received in connection with a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. As of the date of this filing, we received the entire Initial Advance of $500,000 from Mr. Lakha. As such, under the Agreement and accompanying documents, we are bound to provide each of the following to Mr. Lakha:

1.	Invite Mr. Lakha to serve on our board of directors;
2.	Grant Mr. Lakka options to purchase 125,000 shares of our common stock with an exercise price of $0.25 per share;
3.	Grant Mr. Lakha warrants to purchase up to 4,000,000 shares of our common stock proportionate to the amount of funds advanced by Mr. Lakha; and
4.	Upon receipt and exercise of all derivative securities, provide Mr. Lakha a constant equity position of at least 32.9% of the total outstanding equity in our company.

We are also required under the Agreement to facilitate the transfer of additional shares and options held by our existing shareholders to Mr. Lakha.

Mr. Lakha is not required to advance additional funds under the Note beyond the $500,000 that we already received. If we call upon Mr. Lakha to advance additional funds up to a total of $2,200,000 and Mr. Lakha refuses to do so, the Note will be amended to reflect the amounts actually advanced to us.

The foregoing is not a complete summary of the terms of the financing as described above, and reference is made to the complete text of the Agreement attached hereto as Exhibit 10.1.

Off Balance Sheet Arrangements

As of June 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate our continuation as a going concern. We have incurred net losses of $2,329,262 for the six months ended June 30, 2007, and have incurred cumulative net losses of $11,075,535 since our inception to June 30, 2007. We will require additional capital for our operational activities. We have successfully developed and established a line of men’s and women’s skin care products. We have and are aggressively launching our products with several luxury retailers. While we have already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. We believe that these endeavors will result in increased sales. However, as of June 30, 2007, we have insufficient cash to operate our business for the next twelve months. We experienced revenues during the current quarter and believe that while revenues will increase, they will not be sufficient to absorb expenses to maintain us as a going concern. As such, we must raise additional capital to achieve our business goals and to continue operations. Our ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. We currently have positive working capital, but have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. We intend to further position the company so that it may be able to raise additional funds through the capital markets which to date it has demonstrated the ability to do so. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Revenue recognition. We recognize revenues when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Receivables. Our accounts receivables represent financial instruments with a potential risk. We offer, and reserve the right to deny, credit terms with credit limits to customers based on their creditworthiness. We retain the right to place approved accounts on credit hold should these accounts become delinquent. We will maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the accounts for aging, historical account balances, payment patterns, history of collectibility, and customer creditworthiness when determining the collectibility of bad debt. Accounts receivables are written off when all collection attempts have failed. Allowance for doubtful accounts may increase if circumstances warrant.

Inventory. Our inventory consists of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. We regularly monitor inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. Such writedowns establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to our financial position, results of operations and cash flows.

Stock-based compensation. We account for stock options under SFAS 123(R).

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN No. 48). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 ("SFAS 159"). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its condensed consolidated financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2007.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2006. There have been no material developments in the ongoing legal proceedings previously reported in which we are a party except as follows:

On July 24, 2007, the Company issued to its shareholders of record as June 21, 2007, a Notice of Proposed Settlement of Derivative Action in the matter of Rowe D. Nelson, et al vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146. A settlement hearing will be held on September 17, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

In April 2007, we granted to Lloyd & Co. the option to purchase up to 75,000 shares of our common stock at a exercise price of $0.41 per share. Also we granted options to purchase 125,000 shares of our common stock to each Messrs. Carlo Mondavi, Josh LeVine, and Elliot Smith at an exercise price of $0.25 per share. Pursuant to 9% Senior Secured Convertible Note, an unrelated third party is entitled to purchase up to 125,000 shares of our common stock at a price of $0.25 per share.

On April 3, 2007, 2,295,388 shares of the Company’s common stock were issued to unrelated third parties in exchange for extinguishment of debt.

On July 31, 2007, we issued shares of our common stock to officers and directors of our company as follows:

Officer/Director	Number of Shares of Common Stock
Munjit Johal - CFO	500,000
Joseph Spellman - Director	650,000
Elliot Smith - Director	150,000
Mark Phillips - Director	150,000
Jan Wallace - President, CEO and Director	1,000,000

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

On June 15, 2007, we held the annual meeting of our security holders. The meeting was called for the purpose of electing four directors and to confirm the appointment of Rose, Snyder & Jacobs as our independent certified public accountants for the fiscal year ended December 31, 2007. The total number of shares of common stock outstanding at the record date, April 30, 2007, was 14,611,208 shares. The number of votes represented at this meeting was 8,530,412 shares, or 58.4% of shares eligible to vote.

The results for the election of directors were as follows:

Director	Votes Cast For	Votes Cast Against	Abstentions
Joseph Spellman	8,420,109	0	110,303
Carlo Mondavi	8,489,942	0	40,470
Josh Levine	8,425,942	0	104,470
Elliot Smith	8,489,942	0	40,470

The security holders confirmed the appointment of Rose, Snyder & Jacobs as our independent certified public accountants for the fiscal year ended December 31, 2007, and the results were as follows:

Votes Cast For	Votes Cast Against	Abstentions
8,493,442	36,970	0

No other matters were acted upon by our security holders at our annual meeting.

Item 5.     Other Information

On May 14, 2007, we entered into an Agreement for Convertible Note with an unrelated third party, Mr. Amin S. Lakha, whereby Mr. Lakha is willing to provide, subject to the terms and conditions of the Agreement for Convertible Note and accompanying documents (the “Agreement”), certain financing for our ongoing and proposed business operations and activities. The Agreement provides for a 9% Senior Secured Convertible Note (the “Note”) in the stated amount of $2,200,000. Interest is payable in six month intervals and the note matures on May 15, 2010. The Note allows Mr. Lakha to convert a part or all of the outstanding balance under the Note into shares of our common stock at a conversion price of $0.55 per share, which is subject to adjustment in the event of certain dilutive issuances, including stock dividends and reorganizations.

Under the Agreement and the accompanying Assignment and Security Agreement, the initial advance of the stated amount, consisting of a $200,000 preliminary advance and an additional advance of $300,000, is to be secured by funds received in connection with a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. As of the date of this filing, we received the entire Initial Advance of $500,000 from Mr. Lakha. As such, under the Agreement and accompanying documents, we are bound to provide each of the following to Mr. Lakha:

1.	Invite Mr. Lakha to serve on our board of directors;
2.	Grant options to purchase 125,000 shares of our common stock with an exercise price of $0.25 per share;
3.	Grant warrants to purchase up to 4,000,000 shares of our common stock proportionate to the amount of funds advanced by Mr. Lakha; and
4.	Upon receipt and exercise of all derivative securities, provide Mr. Lakha a constant equity position of at least 32.9% of the total outstanding equity in our company.

We are also required under the Agreement and accompanying documents to facilitate the transfer of additional shares and options held by our existing shareholders to Mr. Lakha.

Mr. Lakha is not required to advance additional funds under the Note beyond the $500,000 that we already received. If we call upon Mr. Lakha to advance additional funds up to a total of $2,200,000 and Mr. Lakha refuses to do so, the Note will be amended to reflect the amount actually advanced to us.

The foregoing is not a complete summary of the terms of the financing as described above, and reference is made to the complete text of the Agreement attached hereto as Exhibit 10.1.

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Agreement for Convertible Note
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

Date:	August 20, 2007

By: Jan Wallace
Title: Chief Executive Officer