Form 10QSB
period 2007-09-30
DAVI SKIN, INC.
filed 2007-11-19
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 17,061,208 common shares as of November 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

	TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	4
Item 3.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits	18

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

F-1	Balance Sheet as of September 30, 2007;

F-2	Statements of Operations for the three and nine months ended September 30, 2007 and 2006 and for the period from inception (March 21, 2004) through September 30, 2007;

F-3	Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 and for the period from inception (March 21, 2004) through September 30, 2007;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended September 30, 2007 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEET
(Unaudited)
as of September 30, 2007

ASSETS
Current Assets
Cash	8,915
Restricted cash	8,485
Certificate of deposit	7,233
Accounts receivable	29,717
Inventory	631,716
Prepaid expenses	9,609

Total Current Assets	695,675

Fixed assets net of accumulated depreciation of $8,294	30,458
Deposits	24,570

TOTAL ASSETS	750,703

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses	501,733
Accrued interest payable	13,019

Total Current Liabilities	514,752

Note payable	500,000
Loan discount, net of accumulated amortization	(57,042)

TOTAL LIABILITIES	957,710

Stockholders' Equity
Preferred stock; $0.001 par value; 10,000,000 shares
authorized and no shares issued and outstanding	0
Common stock: $0.001 par value; 90,000,000 shares
authorized, 17,061,208 shares issued and outstanding	17,062
Additional paid in capital	11,488,853
Accumulated deficit during development stage	(8,944,328)
Net Loss	(2,768,594)
Total Stockholders' Equity	(207,007)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	750,703

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Nine Months ended September 30		Three Months ended September 30		From inception (March 21, 2004) through
	2007	2006	2007	2006	September 30, 2007
Sales	62,347	0	16,466	0	85,156
Cost of goods sold	(7,552)	0	(2,811)	0	(9,346)
Gross profit	54,795	0	13,655	0	75,810

Operating Expenses
Selling, general and administrative	965,064	885,494	246,950	449,424	3,894,114
Depreciation	5,470	11,430	1,970	460	37,722
Consulting fees	594,295	193,352	201,666	71,076	1,864,430
Employee stock options	747,342	2,099,949	0	0	4,809,215
Professional fees	534,885	286,868	4,764	120,051	1,205,078
Total operating expenses	2,847,056	3,477,093	455,350	641,011	11,810,559

Loss from operations	(2,792,261)	(3,477,093)	(441,695)	(641,011)	(11,734,749)

Other income (expenses)
Royalty income	46,933	25,000	19,877	0	71,933
Interest income	7,540	56,420	1,245	18,742	116,865
Interest expense	(26,800)	(15,013)	(18,668)	(5,013)	(107,658)
Other income (expenses)	(3,915)	0	0		(42,524)
Loss on disposal of assets	(91)	(38,075)	(91)	0	(16,789)
Total other income	23,667	28,332	2,363	13,729	21,827

Net Loss	(2,768,594)	(3,448,761)	(439,332)	(627,282)	(11,719,922)

Basic loss per common share	(0.18)	(0.29)	(0.03)	(0.05)

Diluted loss per common share	(0.18)	(0.29)	(0.03)	(0.05)

Basic and diluted weighted average
common share outstanding	15,126,564	11,952,116	16,280,438	12,115,820

DAVI SKIN, Inc
(formerly MW Medical, Inc.)
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30		From inception (March 21, 2004) through September 30,
	2007	2006	2007
OPERATING ACTIVITIES
Net Loss	(2,768,594)	(3,448,761)	(11,712,922)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense	34,376	0	114,584
Stock based compensation & expenses	747,342	2,134,323	5,947,661
Depreciation and amortization	10,470	11,429	42,722
Accrued interest	6,304	15,000	6,304
Loss on sale of fixed assets	91	38,075	38,700
Non cash consulting fees and directors' fee	376,493	0	426,188

Changes in operating assets and liabilities:
Accounts Receivable	(7,078)	6,000	(56,100)
Inventory	47,552	(765,800)	(631,717)
Prepaid expenses	(7,584)	5,000	(9,609)
Deposits	19,935	(33,025)	(24,570)
Contingent liabilities	0	0	26,383
Accounts payable and accrued liabilities	358,897	48,389	501,777
Accrued interest	13,019		93,638
Net cash used in operating activities	(1,168,777)	(1,989,370)	(5,241,961)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificates of deposit	827,461	873,468	(7,233)
Sale of fixed assets	1,000	0	2,739
Purchase of fixed assets	(4,848)	(27,853)	(121,035)
Net cash provided by (used in) investing activities	823,613	845,615	(125,529)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	(137,436)	0	0
Proceeds from stock transactions	0	1,496,000	4,679,890
Notes payable	500,000	0	500,000
Notes payable-related party	0	0	200,000
Net cash provided by financing activities	362,564	1,496,000	5,379,890

Net change in cash and cash equivalents	17,400	352,245	17,400

Cash at beginning of period	0	3,617	0

Cash at end of period	17,400	355,862	17,400

Non-cash activity: During the nine months ended September 30, 2007, 2,295,388 shares of common stock were issued as repayment for the related party note in the amount of $200,000 and the related accrued interest of $86,923.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. The interim financial statements present the balance sheet, statement of operations, and cash flows of the Company. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2006. In the opinion of management all normally recurring adjustments necessary to present fairly the financial position as of September 30, 2007 have been included in the financial statements. Interim results are not necessarily indicative of operations for the full year. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $2,768,594 for the nine month period ended September 30, 2007, and has incurred cumulative net losses of $11,712,922 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. Additionally, the Company is in the process of finalizing the development of additional product lines. The Company believes that these endeavors will result in increased sales. However, as of September 30, 2007, the Company has insufficient cash to operate its business for the next twelve months. The Company experienced revenues during the current quarter and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, the Company is involved in litigation. While the Company is attempting to settle this litigation the outcome may adversely affect the Company and its ability to raise additional funds.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. The Company intends to further position itself so that it may be able to raise additional funds through the capital markets. While to date the Company has demonstrated the ability to do so there are no assurances that it will succeed in raising additional capital. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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
September 30, 2007
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

Cash and cash equivalents.  We consider all restricted and unrestricted highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of our cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

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
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the nine months ended September 30, 2007 and 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

Income taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carryforward due to the uncertainty regarding realization. As of September 30, 2007, the Company has cumulative net losses of $11,712,922. The available net operating loss carryforwards are still being determined. Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

Comprehensive income (loss). The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs. Advertising costs incurred in the normal course of operations are expensed as incurred. Advertising costs incurred for the nine months ended September 30, 2007 and 2006, and for the period from inception (March 21, 2004) through September 30, 2007 was $44,975, and $0, and $44,975, respectively.

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 entitled “Accountingfor Certain Hybrid Financial Instruments ,” an amendment of SFAS No. 133 (“Accountingfor Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“Accountingfor Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. Any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

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

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not anticipate that the adoption of this accounting pronouncement will have a material effect on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value.  SFAS 159's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.  SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007.   The Company is currently evaluating the potential impact, if any, that the adoption of SFAS 159 will have on its financial statements.

5. RELATED PARTY TRANSACTIONS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

6. CONVERTIBLE DEBENTURE

The Company and an unrelated third party have entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities. The agreement provides for a 9% Senior Secured Convertible Note in the stated amount of $2,200,000. The initial advance ($500,000) is to be secured by a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. The agreement provides an invitation to join the Board of Directors and receiving options to purchase 125,000 shares of the Company’s stock, and if the full amount is funded will receive stock purchase warrants up to 4,000,000 shares or a proportional number of shares if funded less than $2,200,000. As of September 30, 2007, the Company has received $500,000. The amount of accrued interest is $13,019, the agreement is being terminated (See footnote -12).

7. FIXED ASSETS

Fixed assets consist of the following as of September 30, 2007:

Furniture and fixtures	$6,972
Computer equipment	9,932
Printer	4,848
Leasehold improvements	17,000
38,752
Less: accumulated depreciation	(8,294)
Fixed assets, net	$30,458

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

8. DEPOSIT

The Company has booked $24,570 in deposits.

9. COMMITMENTS AND CONTINGENCIES

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

Future minimum annual lease payments and principal payments under existing agreements are as follows:

12 months ending September 30,
2008	$63,798
2009	43,303
Total	$107,101

Total rental expenses under non-cancelable lease terms in excess of one year was $43,660, $46,421, and $136,700 for the nine month period ended September 30, 2007 and 2006, and the period from inception (March 21, 2004) through September 30, 2007, respectively.

10. CONCENTRATIONS

The Company’s sales during the nine month period ended September 30, 2007 were to several customers and all purchases of inventory were from one supplier.

At September 30, 2007, the Company did not maintain certificates of deposit at any one major financial institution in excess of the federally insured limits pursuant to Federal Deposit Insurance Corporation. The Company had certificates of deposit in the amount $7,233.

11. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of September 30, 2007 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of September 30, 2007, there were 17,061,208 shares of common stock outstanding.

During the quarter ended September 30, 2007, the Company issued 150,000 shares of common stock to its new director and 1,000,000 shares to its Chief Executive Officer. The Company expensed $149,500 for the 1,150,000 shares issued at a price of $0.13 per share.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

On May 14, 2007, the Company and an unrelated third party entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities (see footnote 6 - Convertible Debenture). On July 3, 2007, the Company received $500,000. Because the investor has not provided any further funding the Company has terminated the funding agreement. However, based on funding to date, the investor is entitled to a warrant to purchase 908,000 shares of the Company’s common stock. The warrants issued in accordance with the above mentioned SPA were valued at $50,607 using the Black-Scholes option pricing model. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	908,000
Market price at grant date	$0.16
Exercise price	$0.75
Term	60 months
Volitility	77%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	5.05%

13. COMMON STOCK OPTIONS

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

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

The estimated fair value of the Stock Options was expensed over the vesting period. During the nine months ended September 30, 2007, 2006, and during the period from inception (March 21, 2004) through September 30, 2007 we recorded an expense related to the Stock Options of $702,486, $1,582,407, and $4,764,157, respectively. The Company recorded no expense for the three month period ended September 30, 2007.

In February 2006, we employed Patrick Pflipsen and the Company agreed to provide equity based compensation to purchase up to 50,000 shares of our common stock (“Stock Options”) at a purchase price of $0.26 per share.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.26
closing stock price on date of the Agreement of	$0.26
historical stock price volatility of	66%
risk free interest rate of	4.56%
dividend yield of	0% and 1 year term.

The estimated fair value of the Stock Options totaled $6,166, which was expensed over the vesting period. During the nine months ended September 30, 2007 and 2006 and during the inception period from inception (March 21, 2004) through September 30, 2007, we recorded an expense related to the Stock Options of $0, $0, $6,166, respectively. There was no related expense for the three month period ended September 30, 2007.

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

The estimated fair value of the Stock Options totaled $8,696, which was expensed over the vesting period. During the nine months ended September 30, 2007 and 2006 and during the period from inception (March 21, 2004) through September 30, 2007, we recorded an expense related to the Stock Options of $0, $0, $8,696, respectively. There was no related expense for the three month period ended September 30, 2007.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

The estimated fair value of the Stock Options totaled $9,740, which was expensed over the vesting period., During the nine months ended September 30, 2007 and 2006, and during the period from inception (March 21, 2004) through September 30, 2007, we recorded an expense related to the Stock Options totaling $0, $0, and $9,740 respectively.

 On May 14, 2007, the Company and an unrelated third party entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities (see footnote 6 - Convertible Debenture). On July 3, 2007, the Company received $500,000. Because the investor has not provided any further funding the Company has terminated the funding agreement. However, based on funding to date, the investor is entitled to options to purchase 125,000 shares of the Company’s common stock. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions: The following table summarizes the assumptions used in arriving at the valuation:

exercise price of	$0.25
closing stock price on date of the Agreement of	$0.16
historical stock price volatility of	77%
risk free interest rate of	5.05%
dividend yield of	0% and 60 mth term.

The estimated fair value of the Stock Options totaled $11,435, which was expensed over the vesting period., During the nine months ended September 30, 2007 and 2006, and during the period from inception (March 21, 2004) through September 30, 2007, we recorded an expense related to the Stock Options totaling $11,435, $0, and $11,435 respectively.

The following is a summary of the stock option activity:
	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,360,000	$0.26
Options Granted	125,000	$0.25
Options Canceled	(750,000)	$(0.25)
Options Exercised	-	$-

Outstanding at September 30, 2007	735,000	$0.26

Exercisable at September 30, 2007	735,000	$0.26

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

The details of the vested stock options outstanding as of September 30, 2007 are as follows:
	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	735,000	1.55	$0.26	735,000	$0.26

	Options Outstanding & Unvested at September 30, 2007
	Number Outstanding	Weighted Average Exercise Price
Non Vested at January 1, 2007	500,000	$0.25
Granted	-	$-
Forfeited	-	$-
Vested	(500,000)	$0.25

Non Vested at September 30, 2007	-	$-

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

15. LEGAL PROCEEDINGS

An action entitled Rowe D. Nelson, et al. vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146 (the “Complaint”) was filed on September 20, 2006. The plaintiffs filed an amended complaint on or about October 6, 2006, to which the defendants filed a demurrer, which was sustained in part. The plaintiffs filed a second amended complaint (“SAC”) on or about February 23, 2007, and defendants have demurred in part to that pleading. On July 24, 2007, the Company issued to its shareholders of record as June 21, 2007, a Notice of Proposed Settlement of Derivative Action in the matter of Rowe D. Nelson, et al vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146. The matter was settled on September 17, 2007. The Company was responsible for its legal fees and any amounts over and above this were covered by the insurance carrier.

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
A Development Stage Company
September 30, 2007
NOTES TO FINANCIAL STATEMENTS

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

The financial statements do not reflect any adjustments that could result from an unfavorable outcome with respect to any of the above legal proceedings. At this juncture we cannot determine the outcome or range of any such loss. We do believe, however, that the above litigation is without merit, and are currently evaluating strategic and legal options best suited for our future growth.

16. SUBSEQUENT EVENT

On November 16, 2007, the Company and an existing shareholder entered into an agreement whereby the shareholder was willing to provide financing for the Company’s proposed business operations and activities. The agreement provides for a six-month note for $200,000 at an annual interest rate of 13 percent. The note may be converted to common shares of the Company at a price of $0.55. The shareholder also received options to purchase a 125,000 common shares at a price of $0.55.

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

Overview

We are principally engaged in the development, manufacturing and distribution of Davi luxury branded products including the Davi luxury line of skincare for men and women that encompass the anti-oxidant rich by-products of the winemaking process coupled with the latest innovations in modern technology. We also function as a licensor and licensing agent to entities interested in associating their products with our luxury brand names.

Skin Care Products

The development of the Davi Skin luxury branded skincare product line is now complete. We are selling the initial nine (9) SKUs, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are available since to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. The products are now also available through Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; and the Living Beauty section of Selfridges department store in London, England. We are finalizing distribution agreements with several retailers located throughout Europe, Asia, the United States and Canada. We anticipate that our products will be available through these retailers by the 1st quarter of 2008. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center. Planned distribution will continue to expand into 2008 through the utilization of select distribution companies throughout the world to help oversee the growth and development of the brand.

The initial nine (9) SKUs include four (4) products for women and five (5) for men are described in detail below.

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

Licensing Agent

In order to further our success and to leverage the highly visible and well-respected Mondavi name into other market categories, we entered into an agreement with Constellation Brands Group (“CBG”), the parent entity of The Robert Mondavi Corporation (“RMC”). RMC has retained us to act as their licensing agent in agreements with Waterford Wedgewood USA, Inc. (“Waterford”) on the development of a Robert Mondavi stemware line. CBG owns certain intellectual property rights held in RMC, including the valued Robert-Mondavi licensed marks (the “Intellectual Property”), and we have been engaged to: (1) negotiate opportunities with Waterford to license the Intellectual Property with Waterford’s stemware products, (2) develop and implement strategic plans for branding Waterford’s products, and (3) facilitate the terms and conditions of any agreements with Waterford. In exchange, CBG has agreed to compensate us with a revenue share of thirty three and one-third percent (33 -1/3%) of the gross revenues collected in any agreement we establish with Waterford. Gross revenues means the gross receipts actually received from any agreement with Waterford, including without limitation advance payments, minimum guarantees, royalty payments and other license fees.

Since we received a one-time $25,000 signing bonus during the first quarter of 2007 for the successful negotiation and execution of the Constellation licensing arrangement, we have received $46,933.99 in royalty payments.

Licensor

We entered into a relationship with Gilchrist and Soames, an industry leader in fine toiletries manufacturing, on the development of a Davi branded line of hotel amenity kits. The initial line of amenity products consists of shampoo, conditioner, bath gel, body lotion and soaps, with additional products to be developed in the future. The range of Davi amenity products will feature the same Meritage complex of antioxidants that is found in the Davi men and women's retail product lines.

Plan of Operation in the Next Twelve Months

Skin Care Line

The initial nine (9) SKUs include four (4) products for women and five (5) for men. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Subsequent to the launch, the products have now also become available at Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; and the Living Beauty section of Selfridges department store in London, England. We are also finalizing distribution agreements with several select retailers located throughout Europe, Asia, and across the United States and Canada. We expect to have agreements finalized and to be able to make our products available for purchase through these retailers commencing in the 4th quarter of this year and 1st quarter of 2008. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center. Planned distribution will continue to expand into 2008 through the utilization of select Distribution Companies throughout the world to help oversee the growth and development of the brand.

Product Development

We have developed of a hotel amenity line of products for distribution into luxury hotel rooms worldwide in conjunction with Gilchrist & Soames, an industry leader in fine toiletries manufacturing. The initial line of amenity products will consist of shampoo, conditioner, bath gel, body lotion and soaps, with additional products to be developed in the future.

These amenity products feature the same Meritage complex of antioxidants that is found in our men’s and women’s retail line. Meritage is a microencapsulated blend of select antioxidants, including fermented grape extracts, which remain pure within the formula until application. Meritage's sustained time-release technology provides a slow infusion of antioxidant health benefits to the skin.

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

In order to accomplish this new portion of our business plan, our board of directors will focus more on becoming a luxury brands headquarters. It is our intent to leverage our founder’s highly visible and well-respected Mondavi name into other market categories as well as to acquire new brands and intellectual properties to own, develop and license in the luxury category, while continuing to develop our original luxury skin care products.

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

New product development will commence as we further expand the Davi portfolio of branded products. It is our intent to create an international lifestyle brand consisting of several lifestyle products bearing the Davi name. These products will be made available through our developing network of retail distributors.

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

Results of Operations for the three months ended September 30, 2007 and 2007

Assets. Our total assets as of September 30, 2007 were $750,703. Our total assets largely consist of inventory in the amount of $631,716. Our total assets as of September 30, 2006, were $2,030,176, consisting primarily of cash in the amount of $355,863, a certificate of deposit in the amount of $825,488, and inventory in the amount of $765,800. The decrease in cash and investments, our primary assets, are attributable to our administrative costs as our company has been promoting and developing our product lines, which were launched in October 2006.

Our total liabilities as of September 30, 2007 were $957,710, consisting primarily of accounts payable and accrued expenses in the amount of $501,733, and $500,000 in a convertible debenture compared to total liabilities of $371,195 as of September 30, 2006, consisting primarily of accounts payable of $114,621 and $245,000 in a note payable-related party.

Sales. Sales consist of revenues from the sale of products from our skin care line. We reported sales of $62,347 for the nine months period ended September 30, 2007, compared with revenue of $0 for the same period ended September 30, 2006. This increase is a result of the skin care line launch in October 2006. Our cost of goods sold for the nine months ended September 30, 2007 was $7,552 resulting in gross profits of $54,795. We did not have any cost of revenues for the nine months ended September 30, 2006.

For the three months ended September 30, 2007, sales amounted to $16,466 compared to sales of $0 for the same period ended September 30, 2006. Our cost of goods for the three month period ended September 30, 2007 was $2,811 resulting in a gross profit $13,655.

Operating Expenses. Our operating expenses decreased by $630,037 to $2,847,056 for the nine months ended September 30, 2007, compared to $3,477,093 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in stock based compensation paid to our executive officers offset by increased expenses for the nine months ended September 30, 2007 for consulting and professional fees. Our operating expenses for the nine months ended September 30, 2007 consisted of selling, general and administrative expenses of $965,064, depreciation of $5,470, consulting fees of $594,295, employee stock options of $747,342, and professional fees of $534,885. In comparison, our operating expenses for the nine months ended September 30, 2006 consisted of selling, general and administrative expenses of $885,494, depreciation of $11,430, consulting fees of $193,352, employee stock options of $2,099,949, and professional fees of $286,868.

Our operating expenses decreased by $185,661 to $455,350 for the three months ended September 30, 2007, compared to $641,011 for the same reporting period in the prior year. The decrease was attributable to professional fees; marketing and promotional expenses, and travel expenses. Our operating expenses for the three months ended September 30, 2007 consisted of selling, general and administrative expenses of $246,950, depreciation of $1,970, consulting fees of $201,666, and professional fees of $4,764. In comparison, our operating expenses for the three months ended September 30, 2006 consisted of selling, general and administrative expenses of $449,424, depreciation of $460, consulting fees of $71,076, and professional fees of $120,051.

Other Income (Expenses). Other income consists of royalty income from our licensing agreement and interest income from our certificate of deposit. We reported other income of $23,667 and $2,363 for the nine month and three month periods ended September 30, 2007, respectively, compared to $28,332 and $13,729 for the same periods ended September 30, 2006, respectively. For the nine months ended September 30, 2007, other income largely consisted of royalty income of $46,933 as opposed to interest income of $56,420 for the same period ended September 30, 2007. For the three months ended September 30, 2007, other income largely consisted of royalty income of $19,877 as opposed to interest income of $18,742 for the same period ended September 30, 2007.

Net Loss. We reported a net loss of $2,768,594 or $0.18 per share and a net loss of $439,332 or $0.03 for the nine and three months ended September 30, 2007, respectively, compared to a net loss of $3,448,761 or $0.29 per share and $627,282 or $0.29 per share for the nine and three months ended September 30, 2006, respectively.

Liquidity and Capital Resources

As of September 30, 2007, our total current assets of $695,675 consisted of $7,233 of certificates of deposit, $631,716 of inventory, $29,717 of accounts receivable, and $9,609 of prepaid expenses. As of September 30, 2007, our total current liabilities of $514,752 consisted of $501,733 in accounts payable and accrued expenses and $13,019 in interest payable. We thus had working capital of $180,923 at September 30, 2007.

Net cash used in operating activities was $1,168,777 for the nine months ended September 30, 2007 compared to net cash used in operating activities of $1,989,370 for the nine months ended September 30, 2006. Net cash flow provided by investing activities amounted to $823,613 for the nine months ended September 30, 2007 compared to net cash used in investing activities of $845,615 for the nine months ended September 30, 2006. Net cash flow used in financing activities amounted to $362,564 for the nine month period ended September 30, 2007, compared to net cash provided by financing activities of $1,496,000 for the nine month period ended June 30, 2006.

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

We have facilitated a transfer of shares to Mr. Lakha by existing shareholders.

Mr. Lakha is not required to advance additional funds under the Note beyond the $500,000 that we already received. If we call upon Mr. Lakha to advance additional funds up to a total of $2,200,000 and Mr. Lakha refuses to do so, the Note will be amended to reflect the amounts actually advanced to us. As of the date of this report, Mr. Lakha has determined by economic reasons to decline our request for additional funding. We are therefore amending the agreement to reflect the actual amount advanced by Mr. Lakha and other consideration to be paid pursuant to the agreement.

Off Balance Sheet Arrangements

As of September 30, 2007, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We have incurred net losses of $2,768,594 for the nine month period ended September 30, 2007, and has incurred cumulative net losses of $11,712,922 since our inception and will require additional capital for our operational activities. We have successfully developed and established a line of men’s and women’s skin care products. We have and are aggressively launching our products with several luxury retailers. While we have already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. Additionally, we are in the process of finalizing the development of additional product lines. We believe that these endeavors will result in increased sales. However, as of September 30, 2007, we have insufficient cash to operate our business for the next twelve months. We experienced revenues during the current quarter and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain us as a going concern. As such, we must raise additional capital to achieve our business goals and to continue operations. Our ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. We have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Additionally, we are involved in litigation. While we are attempting to settle this litigation the outcome may adversely affect the Company and its ability to raise additional funds.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. We intend to further position the company so that we may be able to raise additional funds through the capital markets. While to date we have demonstrated the ability to do so there are no assurances that we will succeed in raising additional capital. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future we will be successful in this or any of our endeavors or become financially viable and continue as a going concern.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of Sseptember 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2007.

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

On July 24, 2007, the Company issued to its shareholders of record as June 21, 2007, a Notice of Proposed Settlement of Derivative Action in the matter of Rowe D. Nelson, et al vs. Davi Skin, Inc., et al., Los Angeles Superior Court Case No. SC091146. A settlement hearing was held on September 17, 2007 and the matter was settled. The Company will be responsible for its own legal fees and the Company's insurance carrier covered the settlement amount of $250,000.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

The information set forth below relates to our issuances of securities without registration under the Securities Act during the reporting period which were not previously included in a Current Report on Form 8-K.

On November 16, 2007, the company and an existing shareholder entered into an agreement whereby the shareholder was willing to provide financing for the Company's proposed business operations and activities. The agreement provides for a six-month note for $200,000 at an annual interest rate of 13 percent. The note may be converted to common shares of the Company at a price of $0.55 per share. The shareholder also received options to purchase 125,000 common shares at a price of $0.55 per share. These securities were issued pursuant to Section 4(2) of the Securities Act of 1933. We did not engage in any general solicitation or advertising.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2007.

Item 5.     Other Information

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

Davi Skin, Inc.

Date: November 16, 2007

By:	/s/ Jan Wallace
Jan Wallace
Title:	Chief Executive Officer and Director