Form 10KSB
period 2007-12-31
DAVI SKIN, INC.
filed 2008-05-16
CIK 1059577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

DAVI SKIN, INC.
 (Name of small business issuer as specified in its charter)

Nevada	86-0907471
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292 ________________________________________________________________________ (Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:                                                                                        (310) 827-0800
Securities registered pursuant to Section 12(b) of the Act:                                                                                                 None
Securities registered pursuant to Section 12(g) of the Act:                                                    $.001 par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X   No    ___

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ]   No [X]

The issuer’s revenues for the most recent fiscal year were: $69,011

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $727,971 of April 30, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  24,265,708 Common Shares as of April 30, 2008

Transitional Small Business Disclosure Format (Check One):  Yes: __; No X

Transitional Small Business Disclosure Format:                           No.

TABLE OF CONTENTS

PART I
Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Common Equity and Related Stockholder Matters
Item 6.	Management’s Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

 PART I
Item 1.   Description of Business

Our Business

We are principally engaged in the development, manufacturing and distribution of luxury branded skincare products for men and women that encompass the anti-oxidant rich by-products of the winemaking process coupled with the latest innovations in modern technology. We also function as a licensing agent to entities interested in associating their products with our luxury brand names. The development of the luxury branded skincare product line and its related packaging is now complete. We are now selling the initial nine (9) SKUs, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are now available. Since the launch, the products are now available at Bliss World Catalogs, and their corresponding website; and the luxury hotel and spa, Meadow Wood, located in the Napa Valley, Selfridges in London, and Lane Crawford in Hong Kong. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center.  The Company is also discussing other distribution channels.

Skin Care Line

We utilize the by-products of grapes planted in select vineyards that utilize planting techniques to produce deeper vines with a lower yield of grapes per vine. After processing, we believe these grapes yield higher concentrations of minerals, vitamins and nutrients than grapes from other vineyards. Many of these minerals, vitamins and nutrients are found in a by-product of the wine making process called pommace. The uniquely long maceration process to which these grapes are subjected yields polyphenols in relatively high quantities. Polyphenols are one of the world’s strongest naturally occurring antioxidants that help to protect collagen and elastin fibers, prevent the destruction of hyaluronic acid in the skin and combat free radicals, the number one cause of visible ageing. We believe that the use of pommace, fermented grape extracts, and other select antioxidants in our products, in addition to the use of other value-added unique ingredients, allows for the creation of a skincare line that can assist in preventing the visible signs of premature aging.

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

Marketing and Distribution

Our products are currently available over the counter at the following luxury retailers: Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; Selfridges in London; and Lane Crawford in Hong Kong.

Through the engagement of Paul Wilmot Communications (“PWC”) who handled our marketing, promotional and public relations activities, our branded line of luxury skincare has received several high-profile editorial features including, but not limited to: Vogue, Men’s Vogue, Forbe’s Life, Town and Country, Elle, Flaunt, C Magazine, The New York Post, Black Book, Zink, Style.com, Financial Times, OK!, Premiere, and WWD. We have also been featured on-air with both CNBC and Fox KTLA Channel 11.

Competition

Among all the brands found in this industry, we consider our closest competitor to be Caudalie. Caudalie is a French spa and skincare line that reflects our product concept and closely resembles our product line. Caudalie has been on the market for over a decade and grown to be a global brand with distribution outlets all over the world and they serve a larger target audience with a lower price point.

The prime difference between Caudalie and our product line is that we will use the highest quality ingredients available, and unlike Caudalie, we expect our product line to be sold in the luxury market. We have also created our own proprietary bio-delivery complex that encapsulates a variety of selected antioxidant ingredients to be effectively delivered directly to the skin without compromising their integrity. We are also using our own uniquely innovative raw materials derived from the wine making process as opposed to only using commercially available raw materials. Our product line will also be packaged in high quality containers with inviting labels, versus the lesser quality plastic tubes and bottles used by Caudalie.

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

We entered into a relationship with Gilchrist and Soames, an industry leader in fine toiletries manufacturing, on the development of a Davi branded line of hotel amenity kits.  The initial line of amenity products consists of shampoo, conditioner, bath gel, body lotion and soaps, with additional products to be developed in the future.  The range of Davi amenity products will feature the same Meritge complex of antioxidants that is found in the Davi men and women’s retail product lines.

Business Development

As part of our effort to generate revenue from the licensing of our brand name, we are seeking opportunities in which to leverage our brand name into other market categories or segments. We have identified several distinct opportunities to help capitalized on the name brand awareness and current public relations editorial that have brought attention to the brand name.

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

Employees

We currently have three officers on payroll. The majority of administrative requirements are handled by outside sources. Our employees are not represented by labor unions or collective bargaining agreements. Our key employees are Mr. Joshua LeVine, co-founder, director, executive vice president and creative director, Ms Jan Wallace, director, president and Chief Executive Officer, and Mr. Munjit Johal, Chief Financial Officer.

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

On September 29, 2006, we entered into an engagement agreement with PondelWilkinson Inc., an investor relations firm.  The agreement provides that we shall pay to PondelWilskinson Inc. a monthly retainer of $3,500 per month to provide 42 hours of service per quarter.  Any services in excess of 42 hours per quarter will be billed at $250 per hour.  If PondelWilkinson Inc. introduces us either to an investment banker who facilitates a financing or to a direct financing source, PondelWilkinson Inc. will receive a separate and additional fee from us to be mutually agreed upon.  The agreement with Pondel Wilkinson was terminated in April 2007.

Research and Development

We expense research and development costs as incurred. These costs totalled $ -0- for the fiscal year ended December 31, 2007, and $286,498 for the fiscal year ended December 31, 2006.

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

On or about August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada against the Company, its directors, and other individuals. The plaintiff, Artist House Holdings, Inc., is a shareholder in the Company. The complaint alleged violations of federal securities law and Nevada securities law, breach of contract, and related claims arising from the plaintiff's investment in Company. A First Amended Complaint was filed on July 31, 2006, and a Second Amended Complaint on January 8, 2007. On December 22, 2006, the plaintiffs filed an emergency motion for a preliminary injunction, which the District Court denied on January 12, 2007. On January 26, 2007, the Company and its directors filed a motion to dismiss the federal securities law claim. That motion was granted on March 27, 2007. The Court gave the plaintiff leave to amend, and plaintiff subsequently filed an amended complaint to restate the claims not dismissed and to add a party defendant.  We filed an answer to the amended complaint on May 17, 2007.   On January 16, 2008, Davi Skin, Carlo Mondavi, Joshua LeVine and Joseph Spellman (hereinafter “Davi”), entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings,Inc. v. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada.

The settlement agreement was conditioned upon a judgment and bar order that indicates that the settlement is in good faith, and that a bar order is necessary to ensure that defendants in the case are not subject to “claims over” for contribution, indemnification, or any other claim predicated on another party’s liability or potential liability to Artist House. On January 28, 2008, motion for Entry Of Judgment and Bar Order and the Proposed Judgment and Bar Order filed with the United States District Court for the District of Nevada. On March 18, 2008 the Motion was denied without prejudice and the Parties are now attempting a global settlement.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

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

Fiscal Year Ending December 31, 2007
Quarter Ended	High $	Low $
March 31, 2007	0.65	0.16
June 30, 2007	0.50	0.11
September 29, 2007	0.96	0.18
December 29, 2007	0.48	0.16

Fiscal Year Ended December 31, 2006
Quarter Ended	High $	Low $
March 31, 2006	3.00	0.25
June 30, 2006	1.05	0.10
September 30, 2006	0.55	0.15
December 31, 2006	0.60	0.15

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

Holders of Our Common Stock

As of December 31, 2007, we had approximately 541 holders of record of our common stock and several other stockholders hold shares in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information about our compensation plans under which shares of common stock may be issued upon the exercise of options as of December 31, 2007.

Equity Compensation Plans as of December 31, 2007

	A	B	C
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and right	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (A))
Equity compensation plans approved by security holders	-0- shares	$-0- per share	2,500,000 shares
Equity compensation plans not approved by security holders	1,508,000 shares	$0.28 per share	-
Total	1,508,000 shares	$0.28 per share	2,500,000 shares

Item 6.  Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.   These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions.  We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions.  Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.  Additional information concerning our business, including additional factors that could materially affect our financial results, is included herein and in other filings with the SEC.

Skin Care Line

We completed the research and development of our initial line of luxury branded skincare products for men and women that harness the substantial antioxidant powers of fermented grape extracts. Production of the initial nine (9) SKUs commenced with our contract manufacturer last September ahead of our October 2006 retail launch.

The initial nine (9) SKUs include four (4) products for women and five (5) for men. Since the launch, the products are now available at Bliss World Catalogs, and their corresponding website; and the luxury hotel and spa, Meadow Wood, located in the Napa Valley, Selfridges in London, and Lane Crawford in Hong Kong. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfill from our distribution center. We intend to continue our plan to position our products in this market.

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

Results of Operations for the Years Ended December 31, 2007 and 2006

We did not earn significant revenues for the years ended December 31, 2007, and 2006.  During the year ended December 31, 2007 we had revenues of $68,247 and cost of goods sold of $33,925 as compared to revenues of $22,809 and cost of goods sold of $1,794 for the year ended December 31, 2006.  We are currently pursuing several options to improve earnings as our name is becoming more widely established in the market for our products

We incurred operating expenses in the amount of $3,012,084 for the twelve months ended December 31, 2007, compared to operating expenses of $3,789,197 for the twelve months ended December 31, 2006. Our operating expenses for the twelve month period ended December 31, 2007 were primarily attributable to employee stock options of $747,342, selling, general and administrative expenses of $1,172,938, consulting fees of $558,719, and professional fees of $525,645. Our operating expenses for the twelve month period ended December 31, 2006 were primarily attributable to employee stock options of $1,776,174, consulting fees in the amount of 252,230, professional fees of 453,743 and selling, general and administrative expenses of $1,293,531.

During the year ended December 31, 2007, we reported other income in the amount of $32,804, compared to reporting other expenses in the amount of $11,069 for the prior year. The other income reported during the year ended December 31, 2007 was primarily attributable to royalty income of $76,539. The other expense reported during the year ended December 31, 2006 was primarily attributable to interest expense of $50,853 and $38,075 loss on sale/disposal of assets.

We have incurred a net loss of $2,944,958 for the twelve months ended December 31, 2007, compared to $3,779,251 for the twelve months ended December 31, 2006.

Liquidity and Capital Resources

As of December 31, 2007, we had total current assets of $661,242 and total assets in the amount of $714,300. Our total current liabilities as of December 31, 2007 were $633,872. As a result, on December 31, 2007, we had working capital of $27,370.

Operating activities used $1,359,310 in cash for the year ended December 31, 2007. Our net loss of $2,944,958, less a non-cash expense of $1,065,842 for stock-based compensation and expenses, was the primary reason for our negative operating cash flow. Investing activities during the year ended December 31, 2007 provided $823,504 mainly as a result of a change in a certificate of deposit of $827,352.  Net cash flows provided by financing activities during the year ended December 31, 2007 was $582,364.

Our current cash balance will not be sufficient to fund our operations for the next twelve (12) months, as well as meet the requirements for promotion of our products. While we anticipate increasing our ongoing revenues from product sales, as well as from our licensing agreement, the extent and timing of such revenues is largely unclear at this time. In order to support our working capital needs and to be able to continue to promote and establish market share for our product, we will have to raise funds in the capital markets.  There is no insurance that we will be successful in this endeavor.

Off Balance Sheet Arrangements

As of December 31, 2007, there were no off balance sheet arrangements.

Going Concern

We will require additional capital for our operational activities and our ability to raise capital through future issuances of common stock is unknown. Obtaining additional financing and attaining profitable operations are essential for us to continue operations. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The audited financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Inventory. The Company’s inventory, consisting of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s financial position, results of operations and cash flows.

Revenue recognition.  Revenues are recognized when services are rendered and/or products are delivered. Costs and expenses are recognized during the period in which they are incurred.

Stock-based compensation.  The Company accounts for its stock options under SFAS 123(R).

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R) (SFAS 141(R)), Business Combinations, and SFAS No. 160 (SFAS 160), Noncontrolling Interests in Consolidated Financial Statements. SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS 160 clarifies that a noncontrolling interest in a subsidiary should be reported as equity in the consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS 141 (R) and SFAS 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. We do not expect adoption of SFAS 141 (R) or SFAS 160 to have a material impact on our condensed consolidated financial statements.

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on issue number 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides guidance to help companies determine whether a liability for the postretirement benefit associated with a collateral assignment split-dollar life insurance arrangement should be recorded in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (if, in substance, a postretirement benefit plan exists), or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract). EITF 06-10 also provides guidance on how a company should recognize and measure the asset in a collateral assignment split-dollar life insurance contract. EITF 06-10 is effective for fiscal years beginning after December 15, 2007 (Novell’s fiscal 2008), though early adoption is permitted. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Item 7.   Financial Statements

Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm.
Balance Sheet as of December 31, 2007 and 2006.
Statements of Operations – Years Ended December 31, 2007 and December 31, 2006 and period from inception through December 31, 2006.
Statement of Stockholders’ Equity (Deficit) and Comprehensive Loss for the Years Ended December 31, 2007 and December 31, 2007.
Statements of Cash Flows for the Years Ended December 31, 2007 and December 31, 2006 and period from inception through December 31, 2007.
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
Davi Skin, Inc.

We have audited the accompanying balance sheets of Davi Skin, Inc. (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from inception (March 31, 2004) through December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Davi Skin, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and for the period from inception through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has sustained recurring operating losses and continues to generate negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

May 15, 2008

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
BALANCE SHEETS
As of December 31, 2007 and 2006

ASSETS	2007	2006

Current Assets
Cash	$ 46,558	$ -
Certificates of Deposit	7,342	834,694
Accounts Receivable, net of allowance for doubtful	2,580	22,639
accounts of $0 at 2007 and 2006
Inventory	593,913	679,268
Prepaid Expenses	10,849	2,025
Total Current Assets	661,242	1,538,626

Fixed Assets, net of accumulated depreciation of $10,264	28,488	32,171
and $3,519, respectively

Other Assets
Deposits	24,570	44,505

Total Assets	$ 714,300	$ 1,615,302

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank overdraft	-	137,436
Accounts payable and accrued expenses	395,842	142,836
Accrued interest payable	18,230	-
Notes payable, current	200,000	-
Note payable - related parties	-	280,619
Unissued shares	19,800	-
Total Current Liabilities	633,872	560,891

Long-Term Liabilities
Notes payable, net of discount	447,958	-
Total Long-Term Liabilities	447,958	-

Total Liabilities	1,081,830	560,891

Stockholders' Equity
Preferred stock, $0.001 par value, 10,000,000
shares authorized, -0- and -0- shares issued and
outstanding, respectively	-	-
Common stock, $0.001 par value, 90,000,000
authorized, 17,061,208 and 12,115,820 shares
issued and outstanding, respectively	17,061	12,116
Additional paid-in capital	11,504,694	10,020,998
Prepaid consulting expense	-	(34,376)
Accumulated deficit during development stage	(11,889,285)	(8,944,327)
Total Stockholders' Equity	(367,530)	1,054,411

Total Liabilities and Stockholders' Equity	$ 714,300	$ 1,615,302

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006
and from March 21, 2004 (date of inception) through December 31, 2007

			From inception
	2007	2006	through 2007

Sales	$ 68,247	$ 22,809	$ 91,056
Cost of goods sold	33,925	1,794	35,719
Gross profit	34,322	21,015	55,337

Operating Expenses
Selling, general and administrative	1,172,938	1,293,531	3,903,933
Depreciation	7,440	13,519	39,692
Consulting fees	558,719	252,230	2,026,908
Employee stock options	747,342	1,776,174	4,809,215
Professional fees	525,645	453,743	1,195,838
Total Operating Expenses	3,012,084	3,789,197	11,975,586

Loss from operations	(2,977,762)	(3,768,182)	(11,920,249)

Other income (expenses)
Royalty income	76,539	25,000	101,539
Interest income	7,648	69,557	116,973
Interest expenses	(47,377)	(50,853)	(128,235)
Loss on sale/disposal of assets	(91)	(38,075)	(38,700)
Other expenses	(3,915)	(16,698)	(20,613)
Total other income (expense)	32,804	(11,069)	30,964

NET LOSS	$ (2,944,958)	$ (3,779,251)	$ (11,889,285)

Basic loss per common share	(0.20)	(0.32)

Diluted loss per common share	(0.20)	(0.32)

Basic and diluted weighted average
common shares outstanding	15,010,739	11,979,002

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period From March 21, 2004 (date of inception) to December 31, 2007

					Stock	Prepaid			Total
	Preferred Stock		Common Stock		Subscription	Consulting	Additional Paid	Accumulated	Stockholder
	Shares	Amount	Shares	Amount	Receivable	Expense	In Capital	Deficit	Equity
Balance March 24, 2004	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -

Issuance of common stock to founders, $0.001 per share	-	-	8,200,000	8,200	(8,200)	-	-	-	-
Issuance of common stock, weighted average price of $0.50	-	-	1,545,634	1,546	-	-	763,802	-	765,348
Issuance of common stock - MW Medical	-	-	642,729	642	-	-	-	(198,053)	(197,411)
Issuance of common stock - consulting services	-	-	325,000	325	-	-	162,175	-	162,500
Prepaid consulting expense - stock issuance	-	-	-	-	-	(114,584)	-	-	(114,584)
Stock options issued to outside parties	-	-	-	-	-	-	1,081,092	-	1,081,092
Net Loss	-	-	-	-	-	-	-	(1,568,744)	(1,568,744)
Balance, December 31, 2004	-	-	10,713,363	10,713	(8,200)	(114,584)	2,007,069	(1,766,797)	128,201

Stock options exercised, $2.00 per share	-	-	5,000	5	-	-	9,995	-	10,000
Private placement offering, $3.00 per share	-	-	794,225	794	-	-	2,381,970	-	2,382,764
Stock options exercised, $0.75 per share	-	-	20,000	20	-	-	14,980	-	15,000
Change in stock subscriptions receivable	-	-	-	-	8,200	-	-	-	8,200
Prepaid consulting fees expensed during 2005	-	-	-	-	-	45,834	-	-	45,834
Compensation expense	-	-	-	-	-	-	2,285,699	-	2,285,699
Net Loss	-	-	-	-	-	-	-	(3,398,279)	(3,398,279)
Balance December 31, 2005	-	-	11,532,588	11,532	-	(68,750)	6,699,713	(5,165,076)	1,477,419

Issuance of common stock , $2.65 per share	-	-	566,667	567	-	-	1,495,433	-	1,496,000
Consulting expense	-	-	-	-	-	-	1,776,174	-	1,776,174
Issuance of common stock, consulting services	-	-	16,565	17	-	-	49,678	-	49,695
Prepaid consulting fees expensed during 2006	-	-	-	-	-	34,374		-	34,374
Net Loss	-	-	-	-	-	-	-	(3,779,251)	(3,779,251)
Balance, December 31, 2006	-	-	12,115,820	12,116	-	(34,376)	10,020,998	(8,944,327)	1,054,411

Prepaid Consulting fees expensed during 2007	-	-	-	-	-	34,376	-	-	34,376
Issuance of common stock for consulting	-	-	200,000	200	-	-	29,800	-	30,000
Stock options expense	-	-	-	-	-	-	747,342	-	747,342
Issuance of common stock for debt	-	-	2,295,388	2,295	-	-	284,628	-	286,923
Issuance of common stock to directors and employees	-	-	2,450,000	2,450	-	-	316,050	-	318,500
Warrants issued to consultants/professional fees	-	-	-	-	-	-	43,834	-	43,834
Warrants issued in connection with loan	-	-	-	-	-	-	62,042	-	62,042
Net Loss	-	-	-	-	-	-	-	(2,944,958)	(2,944,958)
Balance, December 31, 2007	-	$ -	17,061,208	$ 17,061	$ -	$ -	$ 11,504,694	$ (11,889,285)	$ (367,530)

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC.
(formerly MW Medical, Inc.)
A Development Stage Company
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
and from March 21, 2004 (date of inception) through December 31, 2007

			From inception
	2007	2006	through 2007
OPERATING ACTIVITIES
Net loss	$ (2,944,958)	$ (3,779,251)	$ (11,889,285)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense	34,376	34,374	114,584
Stock based compensation & expenses	1,065,842	1,776,174	6,068,106
Non cash consulting fee	73,834	49,695	321,583
Depreciation and amortization	7,440	13,519	39,692
Loss on sale/disposal of fixed assets	91	38,075	38,700
Loan Discount - interest expense	10,000	-	10,000
Changes in operating assets and liabilities
Inventory	85,355	(679,269)	(593,914)
Prepaid expenses	(8,824)	5,000	(10,849)
Deposits	19,935	(33,000)	(24,570)
Accounts payable and accrued liabilities	253,006	75,078	395,886
Accrued Interest	24,534	50,619	105,153
Accounts receivable	20,059	(16,639)	28,963
Contingent liabilities	-	-	26,683
Net cash used in operating activities	(1,359,310)	(2,465,625)	(5,427,494)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificate of deposits	827,352	864,262	(7,342)
Sale of fixed assets	1,000	-	2,739
Purchase of fixed assets	(4,848)	(35,690)	(121,035)
Net cash provided by (used in) investing activities	823,504	828,572	(125,638)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	(137,436)	137,436	-
Proceeds from stock transactions	-	1,496,000	4,679,890
Advance on future issuance of stock	19,800	-	19,800
Proceeds from notes payable	700,000	-	700,000
Proceeds from note payable-related party	-	-	200,000
Net cash provided by financing activities	582,364	1,633,436	5,599,690

Net change in cash and cash equivalents	46,558	(3,617)	46,558

Cash, beginning of period	-	3,617	-

Cash, end of period	46,558	-	46,558

SUPPLEMENTAL DISCLOSURES
Interest paid	$ 39,147	$ -	$ 39,152
Taxes paid	$ -	$ -	$ -

NON CASH ACTIVITIES
During the year ended December 31, 2007, the Company issued 2,295,388 shares of common stock for their outstanding balance of the related party note payable and accrued interest of $286,923.

See Accompanying Notes to Financial Statements
and Report of Independent Registered Public Accounting Firm

DAVI SKIN, INC
(Formerly MW Medical, Inc.)
(A Development Stage Company)
December 31, 2007 and 2006
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION :

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. The Company has incurred cumulative net losses of $11,889,285 since its inception and will require additional capital for its operations The Company has successfully developed and established a line of men’s and women’s skin care products and is aggressively attempting to launch its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. Additionally, the Company is in the process of finalizing the development of additional product lines. The Company believes that these endeavors will result in increased sales. However, as of December 31, 2007, the Company has insufficient cash to operate its business for the next twelve months. The Company experienced revenues during the current year and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company currently has limited liquidity, and has not been able to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

2. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line. The Company launched the sale of its products during the year ended December 31, 2006.

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

Credit and concentration risk. The Company maintains deposit accounts in a single financial institution. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company does not currently maintain deposits in excess of federal deposit insurance limits.

Inventory. The Company’s inventory, consisting of finished goods and raw materials, is stated at the lower of cost or market and cost is determined by the first-in, first-out method. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to the Company’s financial position, results of operations and cash flows.

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

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the period ended December 31, 2007 and 2006 or when the exercise price of the options is greater than the average market price of the common stock for the period.

Income taxes. The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We established a valuation allowance for the full tax benefit of the operating loss carry forward due to the uncertainty regarding realization. As of December 31, 2007, the Company has cumulative net losses of $11,865,285.  The available net operating loss carry forwards are still being determined.   Such losses may not be fully deductible due to the significant amounts of non-cash service costs.

Comprehensive income (loss) .  The Company has no components of other comprehensive income. Accordingly, net loss equals comprehensive loss for all periods.

Advertising costs.  Advertising costs incurred in the normal course of operations are expensed as incurred. No advertising costs have been incurred from March 21, 2004 (date of inception) through December 31, 2007.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155 entitled “Accounting for Certain Hybrid Financial Instruments,” an amendment of SFAS No. 133 (“Accounting for Derivative Instruments and Hedging Activities”) and SFAS No. 140 (“ Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ”). In this context, a hybrid financial instrument refers to certain derivatives embedded in other financial instruments. SFAS No. 155 permits fair value re-measurement of any hybrid financial instrument which contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133. SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets in order to identify interests that are either freestanding derivatives or “hybrids” which contain an embedded derivative requiring bifurcation. In addition, SFAS No. 155 clarifies which interest/principal strips are subject to SFAS No. 133, and provides that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS No. 155 amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative. When SFAS No. 155 is adopted, any difference between the total carrying amount of the components of a bifurcated hybrid financial instrument and the fair value of the combined “hybrid” must be recognized as a cumulative-effect adjustment of beginning deficit/retained earnings.

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

In September 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on the SEC's views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. This accounting pronouncement did not have a material effect on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141 (R) will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  We do not expect Adoption of EITF 17-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on January 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

5. RELATED PARTY TRANSACTIONS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of a member of our Board of Directors.

6. NOTES PAYABLE

On May 14, 2007, the Company and an unrelated third party have entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities. The agreement provides for a 9% Senior Secured Convertible Note in the stated amount of $2,200,000. The initial advance ($500,000) is to be secured by a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. The agreement provides an invitation to join the Board of Directors and receiving options to purchase 125,000 shares of the Company’s stock, and if the full amount is funded will receive stock purchase warrants up to 4,000,000 shares or a proportional number of shares if funded less than $2,200,000. As of December 31, 2007, the Company has received $500,000 (the initial advance).  The amount of accrued interest at December 31, 2007 is $15,238. The agreement has been terminated and the Company will not receive any more funding from this note.  The balance of the loan is due May 2010.  Accrued interest is due quarterly.  This loan is convertible at the option of the holder at $0.55 per share.

On November 16, 2007, the Company and an existing shareholder (less than 1% shareholder) entered into an agreement whereby the shareholder was willing to provide financing for the Company’s proposed business operations and activities. The agreement provides for a six-month note for $200,000 at an annual interest rate of 13 percent. The note may be converted to common shares of the Company at a price of $0.55. The shareholder also received warrants to purchase 125,000 common shares at a price of $0. 85.  The Company has pledged its future revenues from a three year exclusivity agreement and inventory in the amount of the loan plus accrued interest as collateral for the loan.

At December 31, 2007, maturities of notes payable are as follows:

Year ended December 31	Amount
2008	$200,000
2009	-
2010	500,000
$700,000

7. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007 and 2006:

	2007	2006
Furniture and fixtures	$6,972	$6,972
Computer equipment	9,932	11,718
Printer	4,8488	-
Leasehold improvements	17,000	17,000
	38,752	35,690
Less: accumulated depreciation	(10,264)	(3,519)
Fixed assets, net	$28,488	$32,171

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

Future annual minimum lease payments and principal payments under existing agreements are as follows:

Year ending December 31,
2008	58,262
2009	24,560
Thereafter	-
Total	$82,822

Total rental expenses under non-cancelable lease terms in excess of one year was $58,910 during the year ended December 31, 2007, compared to $75,526 for the year ended December 31, 2006.

9. CONCENTRATIONS

The Company’s sales during year ended December 31, 2007 were primarily to three customers that accounted for 64% of total sales. The Company did not purchase any inventory for the year ended December 31, 2007.  All sales made during 2006 were to one customer and all purchases of inventory were from one supplier

10. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of December 31, 2006 and 2005 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of December 31, 2007, there were 17,061,208 shares of common stock outstanding. On March 27, 2006, we closed a Stock Purchase Agreement (“SPA”) with Artist House Holdings, Inc. (“Artist House.”) Under the Stock Purchase Agreement, Artist House agreed to purchase 283,333 of our Securities Units (“Securities Units,”) consisting of 566,667 shares of common stock and a warrant to purchase an additional 283,333 shares of common stock at $4.50 per share exercisable in 24 months, in exchange for gross proceeds of $1,700,000 (less $204,000 in fees) for net proceeds of $1,496,000, an effective price of $2.65 per share. We filed the Registration Statement, however did not pursue the registration process due to legal proceedings.

On April 3, 2007, the Company issued 2,295,388 shares of common stock to an unrelated third party at a price of $0.125 per share in exchange for the conversion of an outstanding debt in the amount of $200,000, plus accrued interest of $86,923, under a promissory note dated June 15, 2003 bearing an interest rate of 10%

During the year ended  December 31, 2007, the Company issued 2,450,000 shares of common stock to directors and officers of the Company. The Company expensed $318,500 for the shares issued at a price of $0.13 per share.

During the year ended December 31, 2007, the Company issued 200,000 shares of common stock for unpaid consulting services.  The Company expensed $30,000 for the shares issued at a price of $0.15 per share.

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

On May 14, 2007, the Company and an unrelated third party entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities ( see footnote 6 - Convertible Debenture ). On July 3, 2007, the Company received $500,000. Because the investor has not provided any further funding the Company has terminated the funding agreement. However, based on funding to date, the investor is entitled to a warrant to purchase 908,000 shares of the Company’s common stock. The warrants issued in accordance with the above mentioned SPA were valued at $50,607 using the Black-Scholes option pricing model. The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	908,000
Market price at grant date	$0.16
Exercise price	$0.75
Term	60 months
Volatility	77%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	5.05%

On November 16, 2007, the Company and an existing shareholder (less than 1% shareholder) entered into an agreement whereby the shareholder loaned the Company $200,000.  In connection with this loan, the shareholder received a warrant to purchase 363,636 shares of the Company’s common stock.  These warrants were valued at $13,619 using the Black-Scholes option pricing model.  The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	363,636
Market price at grant date	$0.19
Exercise price	$0.85
Term	3 years
Volatility	80%
Annual rate of quarterly dividends	0.00%
Discount Rate-Bond Equivalent Yield	3.53%

At December 31, 2007, there were warrants outstanding to purchase 1,554,969 shares of common stock, which mature through May 2013.

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

On November 1, 2005, we entered into an employment agreement (“Agreement”) with our now former President. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our President based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with our President. The Agreement also provides for equity based compensation to purchase up to 1,250,000 shares of our common stock (“Stock Options”) at a purchase price of $0.25 per share. The Stock Options will vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 500,000 shares on March 1, 2007.  On March 31, 2007, our former President agreed to forfeit options to purchase 750,000 shares of the Company’s common stock.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$3.50
historical stock price volatility of	77%
risk free interest rate of	3.50%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options was expensed over the vesting period.  During the years ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007, we recorded an expense related to the Stock Options of $702,486, $1,582,407, and $4,764,157, respectively.

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

The estimated fair value of the Stock Options totaled $6,166, which will be expensed over the vesting period. Through the period ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007 we recorded an expense related to the Stock Options of $-0-, $6,166, and $6,166, respectively.

On June 8, 2006, we entered into an employment agreement (“Agreement”) with our Chief Financial Officer. The term of the Agreement is for two years with an annual salary of $120,000. The Agreement provides for bonuses to our Chief Financial Officer based upon our financial performance to be determined at the sole discretion of our Board of Directors, and quarterly bonuses tied to the accurate and timely filing of all required SEC filings. The Agreement also provides for equity based compensation to purchase up to 370,000 shares of our common stock (“Stock Options”) at a purchase price of $1.00 per share. The Stock Options will vest as follows: 10,000 shares upon execution of the Agreement; 30,000 shares at the end of each quarter during the term that the Executive remains employed. This executive resigned on September 15, 2006; accordingly the options to purchase 360,000 shares have been forfeited during the year ended December 31, 2006. The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$1.00
closing stock price on date of the Agreement of	$1.01
historical stock price volatility of	107%
risk free interest rate of	4.99%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $8,696, which will be expensed over the vesting period. Through the period ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007 we recorded an expense related to the Stock Options of $-0-, $8,696, and $8,696, respectively.

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

The estimated fair value of the Stock Options totaled $9,740, which will be expensed over the vesting period. Through the period ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007 we recorded an expense related to the Stock Options of $-0-, $9,740, and $9,740, respectively.

On May 14, 2007, the Company and an unrelated third party entered into an agreement whereby the party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities (See footnote 6 - Notes Payable). On July 3, 2007, the Company received $500,000.  Because the investor has not provided any further funding the Company has terminated the funding agreement.  However, based on funding to date the investor is entitled to options to purchase 125,000 shares of the Company’s common stock.
The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.25
closing stock price on date of the Agreement of	$0.16
Historical stock price volatility of	77%
risk free interest rate of	5.05%
dividend yield of	0% and 60 mth term.

The estimated fair value of the Stock Options totaled $11,435, which will be expensed over the vesting period. Through the period ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007 we recorded an expense related to the Stock Options of $11,435-, $-0-, and $11,435, respectively.

On November 28, 2007, Davi Skin, Inc. (the “Company”) executed an agreement Paul Wilmot Communications (“PWC”) whereby Company shall issue 100,000 options to purchase common stock of the Company with an exercise price of $0.40 per share in exchange for the delinquent payment of PWC’s open account that has an outstanding balance of $78,000.  The estimated fair value of the Stock Options has been determined using Black-Scholes option pricing model using the following assumptions:

exercise price of	$0.40
closing stock price on date of the Agreement of	$0.33
historical stock price volatility of	77%
risk free interest rate of	4.47%
dividend yield of	0% and 3 year term.

The estimated fair value of the Stock Options totaled $15,841, which will be expensed over the vesting period. Through the period ended December 31, 2007, 2006, and during the period from inception (March 21, 2004) through December 31, 2007 we recorded an expense related to the Stock Options of $15,841, $-0-, and $15,841, respectively.

The following is a summary of the stock option activity:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2007	1,360,000	$0.26
Options Granted	225,000	$0.32
Options Canceled	(750,000)	$(0.25)
Options Exercised	-	$-

Outstanding at December 31, 2007	835,000	$0.28

Exercisable at December 31, 2007	835,000	$0.28

The details of the vested stock options outstanding as of December 31, 2007 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	835,000	1.75	$0.28	835,000	$0.28

	Options Outstanding & Unvested at December 31, 2007
	Number Outstanding	Remaining Contractual Life (in years)	Weighted Average Exercise Price
Non Vested before January 1, 2007	500,000	-	$0.25
Granted	-	-	$-
Forfeited	-	-	$-
Vested	(500,000)	-	$0.25

Non Vested at December 31, 2007	-	-	$-

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

On or about August 2, 2006, a lawsuit entitled Artist House Holdings, Inc. vs Davi Skin, Inc. et. al., United States District Court, District of Nevada, Case No. 2:06-CV-893-RLH-LRL, was filed in federal district court in Nevada against the Company, its directors, and other individuals. The plaintiff, Artist House Holdings, Inc., is a shareholder in the Company. The complaint alleged violations of federal securities law and Nevada securities law, breach of contract, and related claims arising from the plaintiff's investment in Company. A First Amended Complaint was filed on July 31, 2006, and a Second Amended Complaint on January 8, 2007. On December 22, 2006, the plaintiffs filed an emergency motion for a preliminary injunction, which the District Court denied on January 12, 2007. On January 26, 2007, the Company and its directors filed a motion to dismiss the federal securities law claim. That motion was granted on March 27, 2007. The Court gave the plaintiff leave to amend, and plaintiff subsequently filed an amended complaint to restate the claims not dismissed and to add a party defendant.  We filed an answer to the amended complaint on May 17, 2007.   On January 16, 2008, Davi Skin, Carlo Mondavi, Joshua LeVine and Joseph Spellman (hereinafter “Davi”), entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings,Inc. v. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada.

The settlement agreement was conditioned upon a judgment and bar order that indicates that the settlement is in good faith, and that a bar order is necessary to ensure that defendants in the case are not subject to “claims over” for contribution, indemnification, or any other claim predicated on another party’s liability or potential liability to Artist House. On January 28, 2008, motion for Entry Of Judgment and Bar Order and the Proposed Judgment and Bar Order filed with the United States District Court for the District of Nevada. On March 18, 2008 the Motion was denied without prejudice and the Parties are now attempting a global settlement. The settlement amounts are covered by the insurance carrier.

14.  LOSS PER SHARE

Following is a reconciliation of net loss and weighted average number of shares outstanding, in the computation of loss per share for the years ended December 31, 2007 and 2006.

	2007	2006
Net loss and net loss available to common shareholders	($2,944,968)	$(3,779,251)

Basic weighted average shares outstanding	15,010,739	11,979,002
Dilutive potential common shares	-	-
Diluted weighted average shares outstanding	15,010,739	11,979,002

Basic weighted net loss per share	($0.20)	$(0.32)
Basic and diluted net loss per share	($0.20)	$(0.32)

Potential common shares excluded from diluted weighted
average shares outstanding because of their anti-dilutive
nature:
Convertible Series A, B and C preferred stock and	-	-
warrants granted, not yet exercised	-	-
	-	-

15.   INCOME TAXES

No provision was made for Federal income tax for the year ended December 31, 2007 and 2006, since the Company had significant net operating loss. For the year ended December 31, 2007, the Company incurred net loss carry forward for tax purposes of $2,944,958. Forthe year ended December 31, 2006 the Company incurred net loss carry forward for tax purposes of approximately $3,779,251.  The net operating losses carry forwards may be used to reduce taxable income through the year 2025.   The availability of the Company’s net operating loss carry forwards are subject to limitation if there is a 50% or more positive change in the ownership of the Company’s stock. The provision for income taxes consists of the state minimum tax imposed on corporations.

Temporary differences that give rise to deferred tax assets and liabilities at December 31, 2007 and 2006, comprised of depreciation and amortization and net operating loss carry forward.  A 100% valuation allowance has been established against the deferred tax assets, as the utilization of the loss carry forwards cannot reasonably be assured.

The following is a reconciliation of the provision for income taxes at the U.S. federal income tax rate to the income taxes reflected in the Statement of Operations:

	December 31, 2007	December 31, 2006
Tax expense (credit) at statutory rate – federal	(34)%	(34)%
State tax expense net of federal tax	(6)	(6)
Changes in valuation allowance	40	40
Tax expense at actual rate	-	-

16. SUBSEQUENT EVENTS

On January 16, 2008, Davi Skin, Carlo Mondavi, Joshua LeVine and Joseph Spellman (hereinafter “Davi”), entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings,Inc. v. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada. The settlement agreement was conditioned upon a judgment and bar order that indicates that the settlement is in good faith, and that a bar order is necessary to ensure that defendants in the case are not subject to “claims over” for contribution, indemnification, or any other claim predicated on another party’s liability or potential liability to Artist House. On January 28, 2008, motion for Entry Of Judgment and Bar Order and the Proposed Judgment and Bar Order filed with the United States District Court for the District of Nevada. On March 18, 2008 the Motion was denied without prejudice and the Parties are now attempting a global settlement.

On January 29, 2008, the Company issued 6,900,000 shares of common stock to its directors and officers.  The shares were issued at a price of $0.08 and the Company recorded an expense of $552,000 in 2008

On February 1, 2008, the Company issued 304,500 shares to Audio Stocks, Inc. for services.  The shares were issued at a price of $0.08 and the Company recorded an expense of $24,360 in 2008.

On or about April 1, 2008, the Company entered into a First Amended and Restated Agreement for Convertible Note with Amin S. Lakha (“Lakha”). The basic terms of the agreement are: The Parties entered into an Amended and Restated Secured Convertible Promissory Note in the amount of $536,163 due and payable on May 15, 2010 ; The Parties entered into an Amended and Restated Security Agreement, which all sums due under the Letter Agreement between the Company and Constellation Wines, U.S., Inc. shall be assigned directly to Lakha until the Restated Convertible Note is fully extinguished and such funds shall be applied directly to the principal sum owe; In addition Ten Thousand Dollars ($10,000) shall be payable to Lakha as a full and complete release of any and all payments that may have been due to Lakha pursuant to the terms of the original Assignment Agreement; The Parties have entered into a restatement and replacement of the Stock Option Agreement and Stock Purchase Warrant Agreement, Company shall issue to Lakha 600,000 warrants to purchase shares of Common Stock at an exercise price of $0.20 with an expiration date of   May 14, 2012 and 125,000 warrants to purchase shares of Common Stock at an exercise price of $0.25 with an expiration date of May 14, 2012 and the Parties entered into a Rescission of Assignment and Security Agreement for the Gilchrist & Soames Agreement.

On or about April 14, 2008 the Company entered into a First Amended and Restated Loan Agreement with Gisela Brinkhaus (“Brinkhaus”) the terms of which are: The Parties entered into an Amended and Restated Convertible Promissory Note in the principal amount of $100,000 and interest of 13% per annum, due and payable on January 14, 2009 ; The Parties entered into a restatement and complete replacement of the Original Warrants, Company shall issue Restated Warrants up to 300,000 shares of common stock at an exercise price of $.35 per share which shall expire on November 14, 2010 . As consideration for the difference between the Debt and the principal amount of the Restated Convertible Note the Company shall issue Brinkhaus 2, 207,960 shares of common stock. Brinkhaus has released any and all collateral rights to Company’s

Inventory Collateral and the right to file any UCC-1 Financing Statement in connection with the Inventory Collateral. In the Original Agreement, the Company pledged as a security against default all payments that may become due and owing to the Company under the emorandum of Understanding between the Company and deSter N.V., Brinkhaus shall retain these collateral rights and under acknowledges that at this time no final agreement has been executed between deSter and the Company.

On or about April 17, 2008 the Company entered into a Securities Purchase Agreement with Noctua Fund, LP ("Noctua").  Noctua purchased 250,000 shares of Series A Preferred Stock par value $.001 per share of the Company's Preferred Stock at a purchase price of $1.00 per share and Series A-1 Warrants to purchase common stock, par value $0.001 of the Company at an exercise price of $.15 per share. Company as part of the transaction delivered a Registration of Rights Agreement, Stock Escrow Agreement and a Certificate of Designation. The Company's management issued Irrevocable Voting Proxy and Trust Agreements.  Noctua has the right but not the obligation to acquire an additional 350,000 shares of Preferred Stock at the Purchase Price listed above. Company granted a right of first offer and registration rights to Noctua with respect to all transactions consummated within 12 months of the Initial Closing of the sale of Preferred Stock.

See Report of Independent Registered Accounting Firm

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

No events have occurred requiring disclosure under Item 304(b) of Regulation S-B.

Item 8A.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer Ms Jan Wallace and our Chief Financial Officer, Mr. Munjit Johal.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures are effective.  There have been no significant changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected or are reasonably likely to materially affect such controls.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with the accounting principles generally accepted in the United States of America, Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of December 31, 2007. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Our independent auditors have not audited and are not required to audit this assessment of our internal control over financial reporting for the fiscal year ended December 31, 2007.

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
Mr. Johal’s one year employment agreement expired May 1, 2008.  The agreement provided for an annual salary of $64,000.  The Company has not paid Mr. Johal since November 2007.

There are no family relationships between Mr. Johal and any of our directors or executive officers.

Mr. Johal has not had any material direct or indirect interest in any of our transactions or proposed transactions over the last two years.

On July 2, 2007 the Board of Directors appointed Ms. Jan Wallace as President, Chief Executive Officer and to serve as a member of the board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws.

Ms. Wallace has been serving as the President, CEO and Director of Secured Diversified Investment, Ltd since 2005. She is also the President of Wallace Black Financial & Investment Services, a private consulting company to private and public companies and individuals for business, financial and investment strategies. Ms. Wallace has served as the President and CEO of three public companies listed on the Over-The-Counter Bulletin Board: MW Medical (predecessor in interest of Davi Skin, Inc.) from 1998 to 2001; Dynamic and Associates, Inc.; and Claire Technologies, Inc. from 1994 to 1995. From 1987 to 1996, Ms. Wallace was associated with four Canadian companies: Active Systems as Executive Vice President; The Heafey Group, as financial consultant; Mailhouse Plus, Ltd., owner and President; and Pitney Bowes, first female sales executive. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

There are no family relationships between Ms. Wallace and any of our members of the Board of Directors or executive officers.

We entered into a consulting agreement with Ms. Wallace. Ms. Wallace has not had any other material direct or indirect interest in any of our transactions or proposed transactions over the last two years. At this time, we do not have any employment agreement with Ms. Wallace.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
              Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions.

Name	Age	Position(s) and Office(s) Held
Jan Wallace	52	Director, President, CEO
Carlo Mondavi	27	Director,
Josh Levine	28	Director, Secretary and Treasurer
Mark Phillips	36	Director
Munjit Johal	52	Chief Financial Officer

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Carlo Mondavi is on our board of directors. From June 2003 to September 2003, Mr. Mondavi worked on the special events and key accounts sales team for the Robert Mondavi Winery. Mr. Mondavi attended the University of Aix En Provence from 1998 to 2001 and the University of Milan from 2001 to June 2002.

Jan Wallace is our President, CEO and a director. Ms. Wallace has been serving as the President, CEO and Director of Secured Diversified Investment, Ltd since 2005. She is also the President of Wallace Black Financial & Investment Services, a private consulting company to private and public companies and individuals for business, financial and Investment strategies. Ms. Wallace has served as the President and CEO of three public companies listed on the Over-The-Counter Bulletin Board: MW Medical (predecessor in interest of Davi Skin, Inc.) from 1998 to 2001; Dynamic and Associates, Inc.; and Claire Technologies, Inc. from 1994 to 1995. From 1987 to 1996, Ms. Wallace was associated with four Canadian companies: Active Systems as Executive Vice President; The Heafey Group, as financial consultant; Mailhouse Plus, Ltd., owner and President; and Pitney Bowes, first female sales executive. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

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

Mark Phillips is on our Board of Directors.  Mr. Phillips is the co-founder MOD Systems with the vision to create a complete digital media ecosystem. He has eight-plus years’ senior management and engineering experience developing and bringing to market digital media and enterprise software solutions.  Formerly, Mr. Phillips served as chief technology officer and senior vice president of research and development for Fullplay Media Systems, Inc., and founded Oo-moja Software.  Mr. Phillips later served as a senior software engineer and developer for Saltmine Creative, Inc., a software company. Mr. Philips earned his B.A. in Comparative History of Ideas, with a minor in Architecture Design, from the University of Washington. He studied computer Science his senior year while working at the University of Washington Human Interface Technologies Lab, where he served as a developer from September 1996 to July 1997. Mr. Phillips is an active member of the University of Washington’s Advisory Board for Embedded Systems. He has participated in the development of more than 35 products.

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

For the fiscal year ending December 31, 2007, the board of directors:

1.	Reviewed and discussed the audited financial statements with management, and

2.	Reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence.

Based upon the board of directors’ review and discussion of the matters above, the board of directors authorized inclusion of the audited financial statements for the year ended December 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Significant Employees

We have no significant employees other than our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended December 31, 2007, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2007:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Jan Wallace	0	0	1
Carlo Mondavi	0	0	1
Josh LeVine	0	0	1
Mark Phillips	0	0	1
Munjit Johal	0	0	0

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

Item 10.  Executive Compensation

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our former or current executive officers for the fiscal years ended 2007 and 2006.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Carlo Mondavi (1) Director	2007 2006	81,000 96,000	- -	- -	- -	- -	- -	- -	- -
Joseph Spellman(2) Former CEO, President, Director	2007 2006	60,000 120,000	- -	84,500	- -	- -	- -	- -	- -
Josh LeVine(3) Secretary, Treasurer Director,	2007 2006	92,000 66,000	- -	- -	- -	- -	- -	- -	- -
Jan Wallace, CEO, President, Director	2007 2006	100,000 -	-	130,000 -	- -	- -	- -	- -	- -
Munjit Johal(7) Chief Financial Officer	2007 2006	48,000 -	- -	65,000	- -	- -	- -	- -	- -
Margaret Robley(4) Former Chief Financial Officer	2007 2006	- -	- -	- -	- -	- -	- -	- 3,000	- -
Parrish Medley(5) Former President, Director	2007 2006	- 8,000	- -	- -	- -	- -	- -	- 80,000-	- -
Theodore Lanes(5) Former Chief Financial Officer	2007 2006	- 40,269	- -	- -	- 8,696	- -	- -	- -	- -

(1)

Mr. Mondavi was appointed to serve as our Chairman on August 1, 2004.  The information provided in the summary compensation table includes all compensation paid to Mr. Mondavi for the full fiscal years ended December 31, 2007 and 2006.

(2)
Mr. Spellman was appointed to serve as our CEO, President and Director on August 1, 2004.  The information provided in the summary compensation table includes all compensation paid to Mr. Spellman for the full fiscal years ended December 31, 2007 and 2006.  As disclosed in the “Narrative Disclosure to the Summary Compensation Table,” Mr. Spellman agreed to forfeit 750,000 options to purchase our common stock, which represents 60% of the amount indicated in the column for “Option Awards” above for Mr. Spellman.  Mr. Spellman resigned as our CEO and President on June 15, 2007 and has our Director on July 2, 2007.

(3)
Mr. LeVine was appointed to serve as our Director, Secretary and Treasurer on August 1, 2004.  He was subsequently appointed as our Interim CFO on October 12, 2006.  The information provided in the summary compensation table includes all compensation paid to Mr. LeVine for the full fiscal years ended December 31, 2007 and 2006.  Mr. LeVine has not received any compensation beginning November 2007.

(4)	Ms. Robley resigned as our Chief Financial Officer on April 18, 2006.

(5)	Mr. Medley resigned as our Vice President and Director on March 23, 2006.

(6)	Mr. Lanes resigned as our Chief Financial Officer on September 15, 2006.

          (7)   Ms Wallace has not received compensation beginning November 2007

          (8)   Mr. Johal has not received any compensation beginning November 2007

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

Employment Agreements

On November 1, 2005, we entered into an employment agreement with Mr. Joseph Spellman, our President, Chief Executive Officer and Director. The term of the agreement is for two years with an annual salary of $120,000. Salary paid is recorded in the summary compensation table above in the column titled “Salary.”  The agreement provides for bonuses to Mr. Spellman based upon our financial performance to be determined at the sole discretion of our Board of Directors after consultation with Mr. Spellman. The agreement also provides for equity-based compensation to purchase up to 1,250,000 shares of our common stock at a purchase price of $0.25 per share. These stock options originally vest as follows: 250,000 shares upon execution of the Agreement; 500,000 shares on March 1, 2006; and 250,000 shares on each March 1, and June 1, 2006. Pursuant to the Artist House Stock Purchase agreement, these option rights are subject to termination if Mr. Spellman voluntary resigns within the first two years of service..
The estimated fair value of the Stock Options totaled $4,102,537, which through the period ended December 31, 2006, has been completely expensed.

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

Effective April 1, 2007, we entered into an employment agreement with Mr. Munjit Johal, our Chief Financial Officer.  The term of the agreement was one year with an annual salary of $64,000.  Salary paid is recorded in the summary compensation table above in the column titled “Salary.”  The agreement also provides for equity-based compensation to receive 500,000 of our common stock.

Effective April 1, 2007, we entered into an employment agreement with Mr. Josh LeVine, our Vice President, Creative Director, and Director.  The term of the agreement was for three years with an annual salary of $96,000.  Salary paid is recorded in the summary compensation table above in the column titled “Salary.”

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Joseph Spellman	500,000	-	-	$0.25	June 2, 2007	-	-	-	-
Amin Lakha	908,000	-	-	$0.25	May 14, 2010	-	-	-	-
Paul Wilmot Communications	100,000	-	-	$0.40	December 2010	-	-	-	-

Compensation of Directors

The table below summarizes all compensation of our directors as of December 31, 2007.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Joseph Spellman	-	-	-	-	-	-	-
Carlo Mondavi	-	-	-	-	-	-	-
Josh LeVine	-	-	-	-	-	-	-
Jan Wallace	-	-	-	-	-	-	-
Elliot Smith(1)		19,500					19,500
Mark Phillips	-	19,500	-	-	-	-	19,500

(1) Elliot Smith resigned on September 23, 2007

Narrative Disclosure to the Director Compensation Table

We do not pay any cash compensation to our directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related
    Stockholder Matters

The following table sets forth, as of December 31, 2007, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our common stock and by the executive officers and directors as a group.  Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 17,061,208 shares of common stock issued and outstanding on December 31, 2007.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class*
Executive Officers & Directors:
Common	Carlo Mondavi 4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292	5,073,658 shares	30%
Common	Jan Wallace 4223 Glencoe Avenue, Suite B130 Marina Del Rey, California 90292	1,000,100 shares	6%
Total of All Directors and Executive Officers:		6,073,758 shares(2)	36%
More Than 5% Beneficial Owners:
Common	Joseph Spellman(2)(3) [address unknown]	1,150,000 shares(2)(3)	7%

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

Item 12.   Certain Relationships and Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction during the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Item 13.   Exhibits
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

Item 14.   Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our quarterly reports on Form 10-QSB and the audit of our annual consolidated financial statements for the fiscal years ended December 31, 2007 and December 31, 2006 were approximately $58,300 and $53,875, respectively.

Audit-Related Fees

Our auditors did not bill any additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $8,935 and $-0- for the fiscal years ended December 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended December 31, 2007 and 2006 were $-0- and $-0- respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

/s/ Jan Wallace ___________________________ By: Jan Wallace Its: Chief Executive Officer, President, and Director May 16, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ Jan Wallace ___________________________ By: Jan Wallace Its: Chief Executive Officer, President, and Director May 16, 2008	/s/ Josh Levine ___________________________ By: Josh Levine Its: Director May 16, 2008
/s/ Carlo Mondavi ___________________________ By: Carlo Mondavi Its: Director May 16, 2008	___________________________ By: Mark Phillips Its: Director May 16, 2008