Form 10QSB
period 2008-03-31
DAVI SKIN, INC.
filed 2008-05-20
CIK 1059577

U. S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number: 000-29735

DAVI SKIN, INC.

Nevada		86-0907471
(State or other jurisdiction		(IRS Employer
of Incorporation)		Identification Number)
4223 Glencoe Ave., Suite B130
Marina Del Rey, California 90292
(Address of principal executive offices)

(310) 824-0800
(Issuer’s Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes  X     No

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 or the Exchange Act).
                                                                                                Yes                No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

24,265,708common shares outstanding as of May 14, 2008

Transitional Small Business Disclosure Format:   No

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis or Plan of Operation
Item 3.	Controls and Procedures
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

 PART I - FINANCIAL INFORMATION

Item 1.                           Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
Balance Sheet as of March 31, 2008 and December 31, 2007;
Statements of Operations for the three months ended March 31, 2008 and 2007 and for the period from inception (March 21, 2004) through March 31, 2008;
Statements of Cash Flows for the three months ended March, 2008 and 2007 and for the period from inception (March 21, 2004) through March 31, 2008;
Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended March 31, 2008 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEETS

	As of March 31, 2008	As of December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$ 12,944	$ 46,558
Certificates of deposit	7,342	7,342
Accounts receivables, net of allowance for doubtful accounts	5,721	2,580
of $0 for March 31, 2008 and December 31, 2007
Inventory	565,744	593,913
Prepaid expenses	8,425	10,849
TOTAL CURRENT ASSETS	600,176	661,242

Fixed Assets, net of accumulated depreciation of $12,234
and $10,264 at March 31, 2008 and December 31, 2007, respectively	26,518	28,488
Deposit	21,505	24,570
TOTAL ASSETS	648,199	714,300

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	501,924	395,842
Accrued interest payable	22,637	18,230
Notes payable, current	200,000	200,000
Unissued shares	19,800	19,800
TOTAL CURRENT LIABILITIES	744,361	633,872

LONG-TERM LIABILITIES
Notes payable, net of discount	452,958	447,958

TOTAL LIABILITIES	1,197,319	1,081,830

STOCKHOLDERS' EQUITY
Preferred stock; $.001 par value; 10,000,000 shares
authorized and no shares issued and outstanding	-	-
Common stock; $.001 par value; 90,000,000 shares authorized,
24,265,708 and 17,061,208 shares issued and outstanding, respectively	24,266	17,061

Additional paid in capital	12,255,484	11,504,694
Accumulated deficit during developmental stage	(11,889,285)	(8,944,327)
Net loss	(939,585)	(2,944,958)
TOTAL STOCKHOLDERS' EQUITY	(549,120)	(367,530)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 648,199	$ 714,300

See Accompanying Notes to Financial Statements

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		From inception
	March 31, 2008		(March 21, 2004)
			through
	2008	2007	March 31,2008
Sales	$ 12,474	$ 27,219	$ 103,530
Cost of goods sold, includes write-down of inventory of
$23,000, $0, and $47,000, respectively	(23,863)	(2,188)	(59,582)
Gross profit	(11,389)	25,031	43,948

Operating expenses
Selling, general and administrative	97,737	325,334	4,001,670
Depreciation	1,970	1,750	41,662
Consulting fees	787,635	155,117	2,814,543
Employee stock options	-	702,486	4,809,215
Professional fees	43,055	257,823	1,238,893
Total operating expenses	930,397	1,442,510	12,905,983

Loss from operations	(941,786)	(1,417,479)	(12,862,035)

Other income (expenses)
Royalty income	25,245	27,056	126,784
Interest income	-	3,443	116,973
Interest expense	(23,044)	(6,405)	(151,279)
Loss on disposal of assets	-	-	(38,700)
Other income (expenses)	-	7,039	(20,613)
Total other income (expense)	2,201	31,133	33,165

Net Loss	$ (939,585)	$ (1,386,346)	$ (12,828,870)

Basic loss per common share	(0.04)	(0.11)

Diluted loss per common share	(0.04)	(0.11)

Basic and diluted weighted average
common share outstanding	21,963,076	12,226,720

See Accompanying Notes to Financial Statements

DAVI SKIN, Inc
(formerly MW Medical, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception
	Three Months Ended		(March 21, 2004)
	March 31, 2008		through
	2008	2007	March 31, 2008
OPERATING ACTIVITIES
Net loss	(939,585)	(1,386,346)	(12,828,870)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense	-	34,376	114,584
Stock based compensation & expenses	24,360	702,486	6,092,466
Non cash consulting fee	733,635	30,000	1,055,218
Depreciation and amortization	1,970	1,750	41,662
Loss on sale of fixed assets	-	-	38,700
Loan discount - interest expense	5,000	-	15,000
Changes in operating assets and liabilities:
Accounts receivable	(3,141)	(15,648)	(32,104)
Inventory	28,169	9,800	(565,745)
Prepaid expenses	2,424	27	(8,425)
Deposits	3,065	-	(21,505)
Contingent liabilities	-	-	26,383
Accounts payable and accrued liabilities	106,082	162,354	501,968
Accrued interest	4,407	6,304	109,560
Net cash used in operating activities	(33,614)	(454,897)	(5,461,108)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificates of deposit	-	579,362	(7,342)
Sale of fixed assets	-	-	2,739
Purchase of fixed assets	-	-	(121,035)
Net cash provided by (used in) investing activities	-	579,362	(125,638)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	-	(124,465)	-
Proceeds from stock transactions	-	-	4,679,890
Advance on future issuance of stock	-	-	19,800
Proceeds from notes payable	-	-	700,000
Proceeds from notes payable-related party	-	-	200,000
Net cash provided by (used in) financing activities	-	(124,465)	5,599,690

Net change in cash and cash equivalents	(33,614)	-	12,944

Cash at beginning of period	46,558	-	-

Cash at end of period	12,944	-	12,944

SUPPLEMENTAL DISCLOSURES
Interest paid	13,637	0	52,789
Taxes paid	900	0	900

NON-CASH ACTIVITIES
From inception on March 21, 2004 through March 31, 2008, the Company issued 2,295,388 shares ofcommon stock for their outstanding balance of the related party note payable and accrued interest of $286,923.

See Accompanying Notes to Financial Statements

DAVI SKIN, INC
(Formerly MW Medical, Inc)
(A Development Stage Company)
March 31, 2008
NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. The interim financial statements present the balance sheet, statement of operations, and cash flows of the Company. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2007. In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of March 31, 2008, have been included in the financial statements. Interim results are not necessarily indicative of operations for the full year. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $730,027 for the three month period ended March 31, 2008, and has incurred cumulative net losses of $12,579,491 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. Additionally, the Company is in the process of finalizing the development of additional product lines. The Company believes that these endeavours will result in increased sales. However, as of March 31, 2008, the Company has insufficient cash to operate its business for the next twelve months. The Company has experienced revenues since the fourth quarter of 2006 and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. The Company intends to further position itself so that it may be able to raise additional funds through the capital markets. While to date the Company has demonstrated the ability to do so, there are no assurances that it will succeed in raising additional capital. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future the Company will be successful in this or any of its endeavours or become financially viable and continue as a going concern.

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

Cash and cash equivalents.  We consider all highly liquid short-term investments, with original maturities of three months or less, to be cash equivalents. Such cash equivalents generally are part of its cash management activities rather than part of its operating, investing, and financing activities. Changes in the market value of cash equivalents result in gains or losses that are recognized in the income statement in the period in which they occur.

Receivables. The Company’s accounts receivables represent financial instruments with a potential risk. We offer, and reserve the right to deny credit terms with credit limits to customers based on their creditworthiness. We retain the right to place approved accounts on credit hold should these accounts become delinquent. We will maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the accounts for aging, historical account balances, payment patterns, history of collectibility, and customer creditworthiness when determining the collectibility of bad debt. Accounts receivables are written off when all collection attempts have failed. Allowance for doubtful accounts may increase if circumstances warrant. We believe that our current account receivables are collectible.

Credit and concentration risk. The Company maintains deposit accounts in a single financial institution. From time to time, cash deposits may exceed Federal Deposit Insurance Corporation limits. The Company currently does not maintain certificates of deposit in excess of federal deposit insurance limits.

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

Earnings (loss) per share.  Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities. Basic earnings (loss) per share are computed using the weighted-average number of outstanding common shares during the applicable period. Diluted earnings (loss) per share are computed using the weighted-average number of common and common stock equivalent shares outstanding during the period. Common stock equivalent shares are excluded from the computation if their effect is anti-dilutive. Stock options are anti-dilutive when the results from operations are a net loss, as is the case for the for the three months ended March 31, 2008 and 2007 or when the exercise price of the options is greater than the average market price of the common stock for the period.

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labelled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. SFAS 160 will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on January 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  The pronouncement did not have a material effect on our consolidated financial statements.

5. RELATED PARTY TRANSACTIONS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of an officer who is also a member of our Board of Directors.

6. NOTES PAYABLE

The Company and an unrelated third party have entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement; certain financing for the Company’s ongoing and proposed business operations and activities. The agreement provides for a 9% Senior Secured Convertible Note in the stated amount of $2,200,000. The initial advance ($500,000) is to be secured by a certain license agreement by and between the Company, Constellation Wines U.S., and Robert Mondavi Corporation. The agreement provides an invitation to join the Board of Directors and receiving options to purchase 125,000 shares of the Company’s stock, and if the full amount is funded, will receive stock purchase warrants up to 4,000,000 shares or a proportional number of shares if funded less than $2,200,000. As of March 31, 2008, the Company has received $500,000 (the initial advance).  The agreement has been terminated and the Company will not receive any more funding from this note.  The balance of this loan is due May 2010.  Accrued interest is due quarterly.  The loan is convertible at the option of the holder at $0.55 per share.

On November 16, 2007, the Company and an existing shareholder (less than 1% shareholder) entered into an agreement whereby the shareholder was willing to provide financing for the Company’s proposed business operations and activities. The agreement provides for a six-month note for $200,000 at an annual interest rate of 13 percent payable quarterly.  The note is due May 2008 and may be converted at the option of the holder, to common shares of the Company at a price of $0.55 per share. The shareholder also received warrants to purchase 125,000 common shares at a price of $0.85.  The Company has pledged its future revenues from a three year exclusivity agreement and inventory in the amount of the loan plus accrued accrued interest as collateral for the loan.

At March 31, 2008, maturities of notes payable are as follows:

Year ended December 31	Amount
2008	$200,000
2009	-
2010	500,000
$700,000

7.  FIXED ASSETS

Fixed assets consist of the following as of March 31, 2008:

Furniture and fixtures	$6,972
Computer equipment	9,932
Printer	4,848
Leasehold improvements	17,000
38,752
Less: accumulated depreciation	(12,234)
Fixed assets, net	$26,518

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

Future minimum annual lease payments and principal payments under existing agreements are as follows:

12 months ending March 31,
2008	$63,798
2009	43,303
Total	$107,101

Total rental expenses under non-cancellable lease terms in excess of one year was $15,047, $13,929, and $166,997 for the three month period ended March 31, 2008 and 2007, and the period from inception (March 21, 2004) through March 31, 2008, respectively.

9. CONCENTRATIONS

The Company’s sales to four customers during the three month period ended March 31, 2008 accounted for 70.6% of total sales for the period.

10. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of March 31, 2008 there were no preferred shares issued or outstanding.

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of March 31, 2008, there were 24,265,708shares of common stock outstanding.

During the quarter ended March 31, 2008, the Company issued 6,900,000 shares of common stock to its director and officers.  The Company expensed $724,500for the 6,900,000 shares issued at a price of $0.105per share.

11. COMMON STOCK OPTIONS

The following is a summary of the stock option activity for the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2008	835,000	$0.28
Options Granted	-	$-
Options Cancelled	-	$-
Options Exercised	-	$-

Outstanding at March 31, 2008	835,000	$0.28

Exercisable at March 31, 2008	835,000	$0.28

The details of the vested stock options outstanding as of March 31, 2008 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$0.25 - $1.00	835,000	1.55	$0.28	835,000	$0.28

12. LEGAL PROCEEDINGS

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

 13. SUBSEQUENT EVENT
 On or about April 1, 2008, the Company entered into a First Amended and Restated Agreement for Convertible Note with Amin S. Lakha (“Lakha”). The basic terms of the agreement are: The Parties entered into an Amended and Restated Secured Convertible Promissory Note in the amount of $536,163 due and payable on May 15, 2010 ; The Parties entered into an Amended and Restated Security Agreement, whereby all sums due under the Letter Agreement between the Company and Constellation Wines, U.S., Inc. shall be assigned directly to Lakha until the Restated Convertible Note is fully extinguished and such funds shall be applied directly to the principal sum owe; In addition Ten Thousand Dollars ($10,000) shall be payable to Lakha as a full and complete release of any and all payments that may have been due to Lakha pursuant to the terms of the original Assignment Agreement; The Parties have entered into a restatement and replacement of the Stock Option Agreement and Stock Purchase Warrant Agreement, Company shall issue to Lakha 600,000 warrants to purchase shares of Common Stock at an exercise price of $0.20 with an expiration date of   May 14, 2012 and 125,000 warrants to purchase shares of Common Stock at an exercise price of $0.25 with an expiration date of May 14, 2012 and the Parties entered into a Rescission of Assignment and Security Agreement for the Gilchrist & Soames Agreement.

On or about April 14, 2008 the Company entered into a First Amended and Restated Loan Agreement with Gisela Brinkhaus (“Brinkhaus”) the terms of which are: The Parties entered into an Amended and Restated Convertible Promissory Note in the principal amount of $100,000 and interest of 13% per annum, due and payable on January 14, 2009 ; The Parties entered into a restatement and complete replacement of the Original Warrants, Company shall issue Restated Warrants up to 300,000 shares of common stock at an exercise price of $.35 per share which shall expire on November 14, 2010 . As consideration for the difference between the Debt and the principal amount of the Restated Convertible Note the Company shall issue Brinkhaus 2, 207,960 shares of common stock. Brinkhaus has released any and all collateral rights to Company’s Inventory Collateral and the right to file any UCC-1 Financing Statement in connection with the Inventory Collateral. In the Original Agreement, the Company pledged as a security against default all payments that may become due and owing to the Company under the Memorandum of Understanding between the Company and deSter N.V., Brinkhaus shall retain these collateral rights and under acknowledges that at this time no final agreement has been executed between deSter and the Company.

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

Skin Care Products

The development of the Davi Skin luxury branded skincare product line is now complete. We are selling the initial nine (9) SKUs, four (4) products in the women’s line and five (5) products in the men’s line, which are described in more detail below. All the products are available since to our retail launch in October 2006. The products are now available through Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; the Living Beauty section of Selfridges department store in London, England: and Lane Crawford in Hong Kong. We are finalizing distribution agreements with several retailers located throughout Europe, Asia, the United States and Canada. We anticipate that our products will be available through these retailers by year end 2008. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfil from our distribution center. Planned distribution will continue to expand into 2008 through the utilization of select distribution companies throughout the world to help oversee the growth and development of the brand.

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

Since we received a one-time $25,000 signing bonus during the first quarter of 2007 for the successful negotiation and execution of the Constellation licensing arrangement, we have received $96,212 in royalty payments.

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

Plan of Operation in the Next Twelve Months

Skin Care Line

The initial nine (9) SKUs include four (4) products for women and five (5) for men. All the products are now available pursuant to our retail launch in October 2006 with luxury retailer Bergdorf Goodman in New York City. Subsequent to the launch, the products have now also become available at Bliss World Catalogs and their corresponding website; the luxury hotel and spa, Meadow Wood, located in the Napa Valley; and the Living Beauty section of Selfridges department store in London, England. We are also finalizing distribution agreements with several select retailers located throughout Europe, Asia, and across the United States and Canada. We expect to have agreements finalized and to be able to make our products available for purchase through these retailers commencing in the 3rd quarter of this year. These select upscale retailers submit purchase orders for quantities of our branded products, which we fulfil from our distribution center. Planned distribution will continue to expand into 2010 through the utilization of select Distribution Companies throughout the world to help oversee the growth and development of the brand.

Product Development

We have developed a hotel amenity line of products for distribution into luxury hotel rooms worldwide in conjunction with Gilchrist & Soames, an industry leader in fine toiletries manufacturing. The initial line of amenity products will consist of shampoo, conditioner, bath gel, body lotion and soaps, with additional products to be developed in the future.

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

Results of Operations for the three months ended March 31, 2008 and 2007

Assets. Our total assets as of March 31, 2008 were $648,199.  Our total assets largely consist of inventory in the amount of $565,744. Our total assets as of March 31, 2007, were $1,040,011, consisting primarily of a certificate of deposit in the amount of $255,332, and inventory in the amount of $669,468. The decrease in cash and investments, our primary assets, are attributable to our administrative costs and our cost of promoting and developing our product lines, which were launched in October 2006.

Our total liabilities as of March 31, 2008 were $1,197,319, consisting primarily of accounts payable and accrued expenses in the amount of $501,924, and $700,000 in notes payable compared to total liabilities of $605,084 as of March 31, 2007 consisting primarily of accounts payable of $305,190 and $286,923 in a note payable-related party.

Sales.  Sales consist of revenues from the sale of products from our skin care line. We reported sales of $12,474 for the three month period ended March 31, 2008, compared with revenue of $27,219 for the same period ended March 31, 2007.  Our cost of goods sold for the three month ended March 31, 2008 totalled $23,863 resulting in gross profits of $(11,389). The cost of goods for the same period in 2007 was $2,188 resulting in a gross profit of $25,031.

Operating Expenses.  Our operating expenses decreased by $512,113to $930,397for the three months ended March 31, 2008, compared to $1,442,510 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in stock based compensation paid to our executive officers, administrative expenses, and professional fees. Our operating expenses for the three months ended March 31, 2008 consisted of selling, general and administrative expenses of $97,737, depreciation of $1,970, consulting fees of $787,635and professional fees of $43,055. In comparison, our operating expenses for the three months ended March 31, 2007 consisted of selling, general and administrative expenses of $325,334, depreciation of $1,750, consulting fees of $155,117, employee stock options of $702,486, and professional fees of $257,823.

Other Income (Expenses).  Other income (expenses) consists mainly of royalty income from our licensing agreements and interest and interest expense on the notes payable.  We reported Royalty income of $25,245 for the three month period ended March 31, 2008, compared to $27,056 for the same period ended March 31, 2007.  Interest expense for the three month period ended March 31, 2008, totalled $23,044 compared to $6,405 for the same period in 2007.  The increase in interest expense was attributable to additional note payable agreements entered into during 2007.

Net Loss. We reported a net loss of $939,585or $0.04per share for three months ended March 31, 2008, compared to a net loss of $1,386,346 or $0.11 per share for three months ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, our total current assets of $600,176 consisted of $7,342 of certificates of deposit, $565,744 of inventory, $5,721 of accounts receivable, and $8,425 of prepaid expenses. As of March 31, 2008, our total current liabilities of $744,361 consisted of $501,924 in accounts payable and accrued expenses, interest payable of $22,637, and a note payable of $200,000. We thus had negative working capital of $144,185 at March 31, 2008.

Net cash used in operating activities was $33,614 for the three months ended March 31, 2008 compared to net cash used in operating activities of $454,897 for the three months ended March 31, 2007. Net cash flow provided by investing activities amounted to $-0- for the three months ended March 31, 2008 compared to net cash provided by investing activities of $579,362 for the three months ended March 31, 2007. Net cash flow used in financing activities amounted to $-0- for the three month period ended March 31, 2008,  compared to net cash used in financing activities of $124,465 for the three month period ended March 31, 2007.

We will be dependent, for the immediate future, upon additional investment capital to fund operating expenses.

In connection with our need for additional financing, we entered into an Agreement for Convertible Note with an unrelated third party, Mr. Amin S. Lakha, whereby Mr. Lakha is willing to provide, subject to the terms and conditions of the Agreement for Convertible Note and accompanying documents (the “Agreement”), certain financing for our ongoing and proposed business operations and activities. The Agreement provides for a 9% Senior Secured Convertible Note (the “Note”) in the stated amount of $2,200,000. Interest is payable in six month intervals and the note matures on May 15, 2010. The Note allows Mr. Lakha to convert a part or all of the outstanding balance under the Note into shares of our common stock at a conversion price of $0.55 per share, which is subject to adjustment in the event of certain dilutive issuances, including stock dividends and reorganizations.  As part of this agreement the Company received $500,000 during 2007.

 On or about April 1, 2008, the Company entered into a First Amended and Restated Agreement for Convertible Note with Amin S. Lakha (“Lakha”). The basic terms of the agreement are: The Parties entered into an Amended and Restated Secured Convertible Promissory Note in the amount of $536,163 due and payable on May 15, 2010 ; The Parties entered into an Amended and Restated Security Agreement, whereby all sums due under the Letter Agreement between the Company and Constellation Wines, U.S., Inc. shall be assigned directly to Lakha until the Restated Convertible Note is fully extinguished and such funds shall be applied directly to the principal sum owed; In addition Ten Thousand Dollars ($10,000) shall be payable to Lakha as a full and complete release of any and all payments that may have been due to Lakha pursuant to the terms of the original Assignment Agreement; The Parties have entered into a restatement and replacement of the Stock Option Agreement and Stock Purchase Warrant Agreement, Company shall issue to Lakha 600,000 warrants to purchase shares of Common Stock at an exercise price of $0.20 with an expiration date of   May 14, 2012 and 125,000 warrants to purchase shares of Common Stock at an exercise price of $0.25 with an expiration date of May 14, 2012 and the Parties entered into a Rescission of Assignment and Security Agreement for the Gilchrist & Soames Agreement.

On November 16, 2007, the Company and an existing shareholder (less than 1% shareholder) entered into an agreement whereby the shareholder was willing to provide financing for the Company’s proposed business operations and activities. The agreement provides for a six-month note for $200,000 at an annual interest rate of 13 percent payable quarterly.  The note is due May 2008 and may be converted at the option of the holder, to common shares of the Company at a price of $0.55 per share. The shareholder also received warrants to purchase 125,000 common shares at a price of $0.85.  The Company has pledged its future revenues from a three year exclusivity agreement and inventory in the amount of the loan plus accrued interest as collateral for the loan.

On or about April 14, 2008 the Company entered into a First Amended and Restated Loan Agreement with Gisela Brinkhaus (“Brinkhaus”) the terms of which are: The Parties entered into an Amended and Restated Convertible Promissory Note in the principal amount of $100,000 and interest of 13% per annum, due and payable on January 14, 2009 ; The Parties entered into a restatement and complete replacement of the Original Warrants, Company shall issue Restated Warrants up to 300,000 shares of common stock at an exercise price of $.35 per share which shall expire on November 14, 2010 . As consideration for the difference between the Debt and the principal amount of the Restated Convertible Note the Company shall issue Brinkhaus 2, 207,960 shares of common stock. Brinkhaus has released any and all collateral rights to Company’s Inventory Collateral and the right to file any UCC-1 Financing Statement in connection with the Inventory Collateral. In the Original Agreement, the Company pledged as a security against default all payments that may become due and owing to the Company under the Memorandum of Understanding between the Company and deSter N.V., Brinkhaus shall retain these collateral rights and under acknowledges that at this time no final agreement has been executed between deSter and the Company.

Off Balance Sheet Arrangements

As of March 31, 2008, there were no off balance sheet arrangements.

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We have incurred net losses of $939,585 for the three month period ended March 31, 2008, and has incurred cumulative net losses of $12,828,870 since our inception and will require additional capital for our operational activities. We have successfully developed and established a line of men’s and women’s skin care products. We have and are aggressively launching our products with several luxury retailers. While we have already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares.  Additionally, we are in the process of finalizing the development of additional product lines. We believe that these endeavours will result in increased sales. However, as of March 31, 2008, we have insufficient cash to operate our business for the next twelve months. We have experienced revenues since the fourth quarter of 2006 and believe that while revenues will increase, they will not be sufficient to absorb expenses to maintain us as a going concern. As such, we must raise additional capital to achieve our business goals and to continue operations. Our ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. We have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that we will be dependent, for the near future, on additional investment capital to fund operating expenses before achieving operating profitability. We intend to further position the company so that we may be able to raise additional funds through the capital markets. While to date we have demonstrated the ability to do so there are no assurances that we will succeed in raising additional capital. Management is currently pursuing several alternatives to raise additional capital. While the management believes it will be successful in raising the necessary funds for its immediate needs, there are no assurances that in the future we will be successful in this or any of our endeavours or become financially viable and continue as a going concern.

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

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labelled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

SFAS 160 will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Non-refundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on January 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  The pronouncement did not have a material effect on our consolidated financial statements.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008.

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

PART II – OTHER INFORMATION

Item 1.     Legal Proceedings

A complete discussion of our ongoing legal proceedings is discussed in our annual report on Form 10-KSB for the year ended December 31, 2007. There have been no material developments in the ongoing legal proceedings previously reported in which we are a party except as follows:

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended March 31, 2008.

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

Davi Skin, Inc.

Date:	May 20, 2008
/s/ Jan Wallace
By: Jan Wallace Title: Chief Executive Officer and Director