Form 10-Q
period 2008-06-30
DAVI SKIN, INC.
filed 2008-08-19
CIK 1059577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________to __________

Commission File Number:  001-14297

Davi Skin, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	86-0907471 (IRS Employer Identification No.)

11990 San Vicente Blvd, Suite 300, Los Angeles, California 90049
(Address of principal executive offices)

310-827-0800
(Issuer’s telephone number)
4223 Glencoe Avenue, Suite 130, Marina Del Rey, California 90292
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [x] Yes   [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes  [x] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  The number of shares of common stock, no par value, outstanding at August 18, 2008, was 51,473,668 shares.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements	3
	Balance Sheet – June 30, 2008 (unaudited) and December 31, 2007
	Statements of Operations – For the Three Months and Six Months Ended June 30, 2008
	Statements of Cash Flows – For the Six Months Ended June 30, 2008 and 2007 (unaudited)
	Notes to Financial Statements
	Forward- Looking Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T.	Controls and Procedures	15
PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19
	Signatures	20

 PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheet as of June 30, 2008 (unaudited) and December 31, 2007;

F-2	Statements of Operations for the six and three months ended June 30, 2008 and 2007 and for the period from inception (March 21, 2004) through June 30, 2008;

F-3	Statements of Cash Flows for the six months ended June 30, 2008 and 2007 and for the period from inception (March 21, 2004) through June 30, 2008;

F-4	Notes to Financial Statements;

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-Q.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the interim period ended June 30, 2008 are not necessarily indicative of the results that can be expected for the full year.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
BALANCE SHEETS

	As of June 30, 2008	As of December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equilavents	22,548	46,558
Certificate of deposit	-	7,342
Accounts receivable, net of allowances for $-0- for
June 30, 2008 and December 31, 2007	2,737	2,580
Inventory	532,073	593,913
Prepaid expenses	28,102	10,849

Total Current Assets	585,460	661,242

Fixed assets net of accumulated depreciation of $11,027
and $10,264 at June 30, 2008 and December 31, 2007	10,725	28,488
Deposits	21,505	24,570

TOTAL ASSETS	617,690	714,300

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable & accrued expenses	572,452	395,842
Accrued interest payable	14,004	18,230
Notes payable, current	100,000	200,000
Unissued shares	19,800	19,800

Total Current Liabilities	706,256	633,872

Long-Term Liabilities

Notes payable, net of discount	471,584	447,958

Equity warrant liability	8,434	-

TOTAL LIABILITIES	1,186,274	1,081,830

Preferred stock; $0.001 par value; 10,000,000 shares
authorized and 250,000 shares issued and outstanding	250,000	-
Less: discount	(194,602)	-
	55,398
Stockholders' Equity
Common stock: $0.001 par value; 90,000,000 shares
authorized, 51,473,668 shares issued and outstanding	51,474	17,061
Additional paid in capital	12,524,843	11,504,694
Accumulated deficit during development stage	(11,889,285)	(8,944,327)
Net Loss	(1,311,014)	(2,944,958)
Total Stockholders' Equity	(623,982)	(367,530)

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	617,690	714,300

See accompanying notes to these financial statements.

DAVI SKIN, Inc.
(formerly MW Medical, Inc.)
(A Developmental Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

					From inception
					(March 21, 2004)
	Six Months Ended June 30		Three Months Ended June 30		through
	2008	2007	2008	2007	June 30,2008

Sales	20,559	45,881	8,085	18,662	111,615
Cost of goods sold, net of reserve	(57,010)	(4,741)	(33,147)	(2,553)	(92,729)
Gross profit	(36,451)	41,140	(25,062)	16,109	18,886

Operating Expenses
Selling, general and administrative	251,793	718,114	154,056	392,780	4,155,726
Depreciation	4,046	3,500	2,076	1,750	43,738
Consulting fees	841,635	392,629	54,000	237,512	2,868,543
Employee stock options	-	747,342	-	44,856	4,809,215
Professional fees	107,195	530,121	64,140	272,298	1,303,033
Total operating expenses	1,204,669	2,391,706	274,272	949,196	13,180,255

Loss from operations	(1,241,120)	(2,350,566)	(299,334)	(933,087)	(13,161,369)

Other income (expenses)
Royalty income	55,954	27,056	30,709	-	157,493
Interest income	224	6,295	224	2,852	117,197
Interest expense	(126,072)	(8,132)	(103,028)	(1,727)	(254,307)
Other expenses	-	(3,915)	-	(10,954)	(20,613)
Loss on disposal of assets	-	-	-	-	(38,700)
Total other income (expenses)	(69,894)	21,304	(72,095)	(9,829)	(38,930)

Net Loss	(1,311,014)	(2,329,262)	(371,429)	(942,916)	(13,200,299)

Basic loss per common
share	(0.04)	(0.17)	(0.01)	(0.06)

Diluted loss per common share	(0.04)	(0.17)	(0.01)	(0.06)

Basic and diluted weighted average
common share outstanding	32,664,307	13,388,746	43,368,884	14,535,536

See accompanying notes to these financial statements.

DAVI SKIN, Inc
(formerly MW Medical, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			From inception
			(March 21, 2004)
	Six Months Ended June 30		through
	2008	2007	June 30, 2008
OPERATING ACTIVITIES
Net Loss	(1,311,014)	(2,329,262)	(13,200,299)
Adjustments to reconcile net loss to
net cash used in operating activities:
Prepaid consulting expense		34,376	114,584
Stock based compensation & expenses	33,495	916,342	6,101,601
Non cash consulting fee	724,500	57,993	1,046,083
Depreciation and amortization	4,046	3,500	43,738
Loss on sale/disposal of fixed assets	13,717	-	52,417
Loan discount - interest expense	33,000		43,000
Changes in operating assets and
liabilities:
Accounts Receivable	(157)	(3,833)	(29,120)
Inventory	61,840	34,941	(532,074)
Prepaid expenses	(17,253)	(10,903)	(28,102)
Deposits	3,065	-	(21,505)
Contingent liabilities	-	-	26,383
Accrued Interest	19,336	8,880	124,489
Accounts payable and accrued liabilities	176,610	446,542	572,496
Net cash used in operating activities	(258,815)	(841,424)	(5,686,309)

INVESTING ACTIVITIES
Cash flow from investing activities:
Change in certificates of deposit	7,342	758,705	-
Sale of fixed assets	-	-	2,739
Purchase of fixed assets	-	-	(121,035)
Net cash provided by investing activities	7,342	758,705	(118,296)

FINANCING ACTIVITIES
Cash flows from financing activities:
Bank overdraft	-	(117,281)	-
Proceeds from stock transactions	250,000	-	4,929,890
Advance on future issuance of stock	-	-	19,800
Payments on notes payable	(22,537)		(22,537)
Proceeds from notes payable	-	-	700,000
Proceeds from note payable - related party	-	-	200,000
Net cash provided by (used in) financing activities	227,463	(117,281)	5,827,153

Net change in cash and cash equivalents	(24,010)	-	22,548

Cash at beginning of period	46,558	-	-

Cash at end of period	22,548	-	22,548

SUPLEMENTAL DISCLOSURES
Interest paid	14,636	-	53,788
Taxes paid	1,625	-	1,625

See accompanying notes to these financial statements.

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial statements. The interim financial statements present the balance sheet, statement of operations, and cash flows of the Company. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2007. In the opinion of management, all normally recurring adjustments necessary to present fairly the financial position as of June 30, 2008, have been included in the financial statements. Interim results are not necessarily indicative of operations for the full year. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Going concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company has incurred net losses of $1,311,014 for the six month period ended June 30, 2008, and has incurred cumulative net losses of $13,200,299 since its inception and will require additional capital for its operational activities. The Company has successfully developed and established a line of men’s and women’s skin care products. The Company has and is aggressively launching its products with several luxury retailers. While the Company has already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares. Additionally, the Company is in the process of finalizing the development of additional product lines. The Company believes that these endeavors will result in increased sales. However, as of June 30, 2008, the Company has insufficient cash to operate its business for the next twelve months. The Company has experienced revenues since the fourth quarter of 2006 and believes that while revenues will increase, they will not be sufficient to absorb expenses to maintain the Company as a going concern. As such, the Company must raise additional capital to achieve its business goals and to continue operations. The Company’s ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties. The Company has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

2. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Davi Skin, Inc., formerly MW Medical, Inc., (referred to as the “Company”) is involved in the establishment and development of an all natural grape-based skin care line. The Company launched the sale of its products in October 2006.

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We do not expect adoption of SFAS No. 161 to have a material effect on our consolidated financial statements.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statement disclosures.

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In May, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

4. RELATED PARTY TRANSACTIONS

We outsource a portion of our operational activities to companies with greater expertise in certain areas in order to keep our overhead expenditures to a minimum. Currently our payroll function is outsourced to an accounting firm with one of its partners being both a member of our Executive Advisory Board and a relative of an officer who is also a member of our Board of Directors.  The Company was not required to make any payments for this service.

5. NOTES PAYABLE

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

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

In March 2008, the Company entered into agreements with AudioStocks, Inc., and BCGU, LLC for various services including but not limited to public relations services, making recommendations and offering advice to the Company’s management regarding funding and financing. With the assistance of BCGU, LLC, the Company entered into a Securities Purchase  Agreement with Noctua Fund, LP. Noctua Fund, LP purchased 250,000 shares of Series A-1 Preferred Stock at a price of $1.00 per share and Series A-1 Warrants to purchase common stock, par value $0.001 of the Company at an exercise price of $.15 per share. Company as part of the transaction delivered a Registration of Rights Agreement, Stock Escrow Agreement and a Certificate of Designation.  Noctua has the right but not the obligation to acquire an additional 350,000 shares of Preferred Stock at the Purchase Price listed above. Company granted a right of first offer and registration rights to Noctua with respect to all transactions consummated within 12 months of the Initial Closing of the sale of Preferred Stock.

Pursuant to the terms of the Securities Purchase Agreement and the recommendation of BCGU, LLC, in order to raise the necessary funds to complete the year end audit and filing of the Form 10KSB and thefirst quarter 2008 review and Form 10-Q filing, the Company's management agreed to issue Irrevocable Voting Proxy and Trust Agreements.  Additionally, prior to Noctua Fund, LP agreeingto its investment, BCGU, LLC conducted negotiations with existing investors and shareholders to restructure their positions.

The Company has recently learned that AudioStocks, Inc., BCGU, LLC, Noctua Fund, LP, may be related parties.  As a result, the Company and management is concerned that these related parties gained firsthand knowledge of the Company including direct access to its shareholders. While still under review, it appears that such information may have been used to craft agreements to the benefit ofthe related parties and the determent of the Company and its shareholders.

Finally, the investment was received from Black Forest International, LLC, but the 250,000 shares of preferred stock with convertible rights and possible directorship were granted to Noctua Fund, LP.  The Company has no documentation that explains why Black Forest capitalized the Company and the beneficial equity went to Noctua Fund, LP.  Black Forest has requested to take its seats on the Board of Directors.  Subsequently, Noctua Fund, LP has also elected to exercise its directorships.  Therefore,at this time the Company cannot honor any requests from Noctua Fund, LP or its related parties since the Company may be open to liability from Black Forest for an alleged claim of its beneficial rights.

At June 30, 2008, maturities of notes payable are as follows:

Year ended December 31	Amount
2008	$100,000
2009	-
2010	490,000
$590,000

6. COMMITMENTS AND CONTINGENCIES

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

On June 30, 2008, the Company defaulted on the terms of the lease by being unable to extend the letter of credit.  The Company and the Landlord agreed to terminate the lease at a cost of $36,940.

The Company is currently subleasing premises at 11990 San Vicente Blvd, Suite 300, Los Angeles, California 90049.  The terms of the lease are month to month beginning September 1, 2008.  The Company will not be required to pay rent for July or August 2008.

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Total rent expenses were $79,495, $27,990, and $231,445 for the six month period ended June 30, 2008 and 2007, and the period from inception (March 21, 2004) through June 30, 2008, respectively.  Total rent expenses were $64,448, $15,047, and $231,445 for the three month period ended June 30, 2008 and 2007, and the period from inception (March 21, 2004) through June 30, 2008, respectively.

7. CONCENTRATIONS

The Company’s sales to three customers during the six month period ended June 30, 2008 accounted for 36.9% of total sales for the period.

8. CAPITAL STOCK TRANSACTIONS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of June 30, 2008 there were 250,000 preferred shares issued or outstanding.  The shares were issued to the Noctua Fund, LP (“Noctua”) at a price of $1.00 per share and received Series A-1 Warrants to purchase common stock, par value $0.001 of the Company at an exercise price of $.15 per share. Series A Preferred Stock shall have dividends accrue and be payable quarterly, at the rate per annum of $.09 per share. Company as part of the transaction delivered a Registration of Rights Agreement, Stock Escrow Agreement and a Certificate of Designation. The Company's management issued Irrevocable Voting Proxy and Trust Agreements.  Noctua has the right but not the obligation to acquire an additional 350,000 shares of Preferred Stock at the Purchase Price listed above. Noctua has voting rights of one vote per share and is entitled to elect up to two (2) directors of the Corporation. Noctua has the right to convert its preferred shares into 25, 000,000 shares of Common Stock of Company. Company granted a right of first offer and registration rights to Noctua with respect to all transactions consummated within 12 months of the Initial Closing of the sale of Preferred Stock (see Note – 5).

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of June 30, 2008, there were 51,473,668 shares of common stock outstanding.

During the quarter ended March 31, 2008, the Company issued 6,900,000 shares of common stock to its director and officers.  The Company expensed $724,500 for the 6,900,000 shares issued at a price of $0.105 per share.

On April 14, 2008, the Company issued 2,207,960 shares of common stock to Geisla Brinkhaus in exchange for converting $100,000 of debt plus $10,398 of accrued interest, to shares common stock (see Note – 5).

On April 17, 2008, in connection with the issuance of 250,000 shares of preferred stock, the Company issued 25,000,000 shares of the Company’s restricted stock which was placed in escrow.  These shares were placed in escrow as a condition of the preferred share holder if they wished to convert the preferred shares to common shares (see Note – 5).

 9. WARRANTS

On or about April 14, 2008 the Company entered into a First Amended and Restated Loan Agreement with Gisela Brinkhaus (“Brinkhaus”) amending the original agreement dated November 17, 2007 (see Note 6 – Notes Payable).  The Parties entered into a restatement and complete replacement of the Original Warrants, Company shall issue Restated Warrants up to 300,000 shares of common stock at an exercise price of $.35 per share which shall expire on November 14, 2010.  The warrants issued with the First Amended and Restated Loan Agreement was valued at $2,960 using the Black-Scholes option pricing model.  The following table summarizes the assumption used in arriving at the valuation:

Number of warrants issued	300,000
Market price at grant date	$0.050
Exercise price	$0.35
Term	2.5 years
Volatility	100%
Annual rate of quarterly dividends	0.00%
Discount rate-bond equivalent yield	2.31%

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

On April 17, 2008, the Company and an unrelated third party entered into an agreement whereby the third party is willing to provide, subject to the terms and conditions of the agreement certain financing for the Company’s ongoing and proposed business operations and activities (see Note 5 – Notes Payable).  On April 25, 2008, the Company received $245,000 less fees.  The warrants issued in accordance with the financing were valued at $179,920 using the Black-Scholes option pricing model.  The following table summarizes the assumptions used in arriving at the valuation:

Number of warrants issued	4,750,000
Market price at grant date	$0.05
Exercise price	$0.15
Term	7 years
Volitility	77%
Annual rate of quarterly dividends	0.00%
Discount rate-bond equivalent yield	3.55%

10. COMMON STOCK OPTIONS

The following is a summary of the stock option activity for the three months ended June 30, 2008:

	Number of Shares	Weighted Average ExercisePrice
Outstanding at January 1, 2008	835,000	$0.28
Options Granted	-	$-
Options Cancelled	-	$-
Options Exercised	-	$-

Outstanding at June 30, 2008	835,000	$0.28

Exercisable at June 30, 2008	835,000	$0.28

The details of the vested stock options outstanding as of June 30, 2008 are as follows:

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.25 - $1.00	835,000	1.20	$0.28	835,000	$0.28

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

11. LEGAL PROCEEDINGS

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

On July 9, 2008, the Company, Carlo Mondavi, Joshua Levine and Joseph Spellman (hereinafter "Davi") and Timothy Mondavi, entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings, Inc. vs. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada.  In consideration of the terms and conditions set forth in this agreement, the settling parties agree that a) Davi shall make a payment to Artist House in the amount of $650,000; b) Artist House shall cause to deliver certificates representing 566,667 shares of Davi common stock to Davi; c) Artist House shall cancel all warrants to purchase 283,333 shares of Davi common stock; and d) Timothy Mondavi shall make a payment to Artist House in the amount of $25,000.  In addition, the Settlement Agreement provides for a mutual release of claims between all parties, forbearance of prosecution, and dismissal of the lawsuit with prejudice.  This Agreement does not constitute an admission by any of the Releases of any liability or wrongdoing whatsoever, including, but not limited to, any liability or wrongdoing with respect to any allegation in the dispute.  A dismissal with prejudice was entered on July 21, 2008.  The settlement amount to be paid by Davi is covered by the insurance carrier.

In March 2008, the Company entered into agreements with AudioStocks, Inc., and BCGU, LLC for various services including but not limited to public relations services, making recommendations and offering advice to the Company’s management regarding funding and financing.  With the assistance of BCGU, LLC, the Company entered into a Securities Purchase Agreement with Noctua Fund, LP.  Noctua Fund, LP purchased 250,000 shares of Series A-1 Preferred Stock at a price of $1.00 per share and Series A-1 Warrants to purchase common stock, par value $0.001 of the Company at an exercise price of $.15 per share. Company as part of the transaction delivered a Registration of Rights Agreement, Stock Escrow Agreement and a Certificate of Designation.  Noctua has the right but not the obligation to acquire an additional 350,000 shares of Preferred Stock at the Purchase Price listed above. Company granted a right of first offer and registration rights to Noctua with respect to all transactions consummated within 12 months of the Initial Closing of the sale of Preferred Stock.

Pursuant to the terms of the Securities Purchase Agreement and the recommendation of BCGU, LLC, in order to raise the necessary funds to complete the year end audit and filing of the Form 10KSB and the first quarter 2008 review and Form 10-Q filing, the Company’s management  agreed to issue Irrevocable Voting Proxy and Trust Agreements. Additionally, prior to Noctua Fund, LP agreeing to its investment, BCGU, LLC conducted negotiations with existing investors and shareholders to restructure their positions.

DAVI SKIN, INC
(Formerly MW Medical, Inc,)
(A Development Stage Company)
June 30, 2008
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The Company has recently learned that AudioStocks, Inc., BCGU, LLC, Noctua Fund, LP, may be related parties.  As a result, the Company and management is concerned that these related parties gained first hand knowledge of the Company including direct access to its shareholders.  While still under review, it appears that such information may have been used to craft agreements to the benefit of the related parties and the determent of the Company and its shareholders.

Finally, the investment was received from Black Forest International, LLC, but the 250,000 shares of preferred stock with convertible rights and possible directorship were granted to Noctua Fund, LP.  The Company has no documentation that explains why Black Forest capitalized the Company and the beneficial equity went to Noctua Fund, LP.  Black Forest has requested to take its seats on the Board of Directors.  Subsequently, Noctua Fund, LP has also elected to exercise its directorships.  Therefore, at this time the Company cannot honor any requests from Noctua Fund, LP or its related parties since the Company may be open to liability from Black Forest for an alleged claim of its beneficial rights.

 12. SUBSEQUENT EVENT

On July 9, 2008, the Company, Carlo Mondavi, Joshua Levine and Joseph Spellman (hereinafter “Davi”) and Timothy Mondavi, entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings, Inc. vs. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada.  In consideration of the terms and conditions set forth in this agreement, the settling parties agree that a) Davi shall make a payment to Artist House in the amount of $650,000;
b) Artist House shall cause to deliver certificates representing 566,667 shares of Davi common stock to Davi; c) Artist House shall cancel all warrants to purchase 283,333 shares of Davi common stock; and d) Timothy Mondavi shall make a payment to Artist House in the amount of
$25,000.  In addition, the Settlement Agreement provides for a mutual release of claims between all parties, forbearance of prosecution, and dismissal of the lawsuit with prejudice.  This Agreement does not constitute an admission by any of the Releases of any liability or wrongdoing whatsoever, including, but not limited to, any liability or wrongdoing with respect to any allegation in the dispute.  A dismissal with prejudice was entered on July 21, 2008.  The settlement amount to be paid by Davi is covered by the insurance carrier.

In July 2008, the Company entered into employment agreements with its Chief Executive Officer and Chief Financial Officer.

On August 1, 2008 the Company entered into a personal services and business development agreement with Mr. Jack Scalia. Mr .Scalia will act as spokesperson for the Company and consultant on various business development including new product lines and new business partners for the Company.

On August 4, 2008, the Company entered into a Letter of Intent with Angel Entertainment Group to establish a joint venture with a new subsidiary of the Company to develop a Davi Wine brand and Davi Wine Boutiques.  The parties are finalizing the definitive agreement.

FORWARD – LOOKING STATEMENTS

This Quarterly Report on Form 10-Q filed by Davi Skin, Inc. (referred to as “the company”, “we”, “us” or “our”) contains forward-looking statements.  These are statements regarding financial and operating performance and results and other statements that are not historical facts.  The words “expect,” “project,” “estimate,” “believe,” “anticipate,” “intend,” “plan,” “forecast,” and similar expressions are intended to identify forward-looking statements.  Certain important risks could cause results to differ materially from those anticipated by some of the forward-looking statements.  Some, but not all, of these risks include, among other things:

•	whether we will be able to find financing as and when we need it;

•	whether there are changes in regulatory requirements that adversely affect our business;

•	whether we are successful in promoting our products;

•	whether we can protect our intellectual property and operate our business without infringing on the intellectual property rights of others;

•	whether we will continue to receive the services of certain officers and directors; and

•	other uncertainties, all of which are difficult to predict and many of which are beyond our control.

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
Le Grand Cru for Women — An ultra-luxurious cream designed for women to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

•
Vine Fresh SPF 30 Lotion — Oil free everyday moisturizer with UVB/UVA protection of an SPF 30. Formulated as a light, non-greasy formula, which is perfect for any type of skin, to moisturize and protect against oxidative damage such as pollution and stress;

•	Moscato Purifying Cleanser — A gentle, luxurious, creamy product designed to cleanse and condition at the same time;

•	Harvest Mist Toner — A super hydrating mist, formulated to tone, hydrate and refresh dull complexion.

Men’s Line:

•
Le Grand Cru for Men — An ultra-luxurious cream designed for men to provide a unique, long lasting, slow released infusion of anti-oxidants and moisture to the skin in order to make it smoother, softer and more supple;

•
Vine Fresh SPF 15 Lotion — Oil free everyday moisturizer with UVB/UVA protection of an SPF 15. Formulated as a light, non-greasy formula, which is perfect for any type of skin, to moisturize and protect against oxidative damage such as pollution and stress;

•	Reserve Shave Cream — A luxurious shave cream designed to provide an extraordinarily close yet comfortable shave;

•	Coastal Vine After Shave — An aftershave elixir /tonic used to soothe freshly shaved skin, reduce irritation, and provide moisturizing properties;

•	Crushed Grape Seed Exfoliating Cleanser —Infused with crushed grape seeds this product is designed to cleanse, exfoliate, and condition at the same time.

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

Since we received a one-time $25,000 signing bonus during the first quarter of 2007 for the successful negotiation and execution of the Constellation licensing arrangement, we have received $182,738 in royalty payments.

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

Manufacturer

Prior to our product launch in October 2006, we completed the research and development necessary to finalize the product designs and technical aspects needed to commence production of our products with our contract manufacturer. We completed the process of choosing all peripheral items involved in the manufacturing and marketing process, including:

•	the final shape and size of the product containers;

•	the final selection of caps;

•	the final packaging design;

•	the logo and label designs; and

•	the final unit carton design and construction.

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

Critical Accounting Policies and Estimates

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

Cost of Sales. Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs

Receivables. Our accounts receivables represent financial instruments with a potential risk. We offer, and reserve the right to deny, credit terms with credit limits to customers based on their creditworthiness. We retain the right to place approved accounts on credit hold should these accounts become delinquent. We will maintain an allowance for doubtful accounts for estimated losses should customers fail to make required payments. In addition, we monitor the accounts for aging, historical account balances, payment patterns, history of collectibility, and customer creditworthiness when determining the collectibility of bad debt. Accounts receivables are written off when all collection attempts have failed. Allowance for doubtful accounts may increase if circumstances warrant.

Inventory. Our inventory consists of finished goods and raw materials unused units and packaging is stated at the lower of cost or market and cost is determined by the first-in, first-out method. We regularly monitor inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. Such write downs establish a new cost basis of accounting for the related inventory. Actual inventory losses may differ from management’s estimates, and such differences could be material to our financial position, results of operations and cash flows.

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

Recent Accounting Pronouncements

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to December 31, 2007 are described below:

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We are currently evaluating the impact that adoption of SFAS 161 may have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

Contractual Obligations

The Company has employment agreements with members of management.

Off Balance Sheet Arrangements

As of June 30, 2008, there were no off balance sheet arrangements.

Indemnities

During the normal course of business, we have agreed to certain indemnifications.  In the future, we may be required to make payments in relation to these commitments. These indemnities include agreements with our officers and directors which may require us to indemnify these individuals for liabilities arising by reason of the fact that they were or are officers or directors. The duration of these indemnities varies and, in certain cases, is indefinite. There is no limit on the maximum potential future payments we could be obligated to make pursuant to these indemnities.  We hedge some of the risk associated with these potential obligations by carrying general liability insurance. Historically, we have not been obligated to make any payments for these obligations and no liabilities have been recorded for these indemnities in our financial statements.

Trends, Events and Uncertainties

We sell products that are purchased with discretionary income. As of this filing, the Company has generated limited sales to smaller vendors, and on the internet.  The amount of the sales is not significant enough to determine trends.  The Company has also generated some royalty income. Due to the downturn in the U.S. economy, consumers may have less discretionary income to spend on non-essential items.  The economic downturn may also make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital as well as on our revenues and results of operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

In order to further market our product, the Company is currently involved in a market test.  We are awaiting the results of the test.

Challenges and Risks

During the last quarter of 2006, we began selling men’s and women’s skincare products.  We have accumulated a deficit of approximately $13,200,299 from inception to June 30, 2008.  Our expenses exceed our revenues, and we anticipate that this will continue during the next 12 months.  Therefore, we will require additional capital to support our operations while we attempt to increase our sales, increase our product lines and expand our sales.  We have no committed sources of capital.  We plan to continue to fund our expansion and operations for at least the next twelve months primarily through debt or equity financings, although we cannot guarantee you that we will be successful in raising funds.  We expect to reduce our reliance on these sources of financing if our sales revenues increase.  We plan to mitigate our operating losses through increasing sales, controlling our operating costs and expanding our market.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve these objectives.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

RESULTS OF OPERATIONS

Three and Six months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Assets. Our total assets as of June 30, 2008 were $617,690.  Our total assets largely consist of inventory in the amount of $532,073 of which approximately is $489,401 is unused units and packaging. Our total assets as of June 30, 2007, were $832,892 consisting primarily of a certificate of deposit in the amount of $75,989 and inventory in the amount of $644,327. The decrease in cash and investments, our primary assets, are attributable to our administrative costs and our cost of promoting and developing our product lines, which were launched in October 2006.

Our total liabilities as of June 30, 2008 were $1,186,274 consisting primarily of accounts payable and accrued expenses in the amount of $572,452, and $571,584 in notes payable compared to total liabilities of $981,109 as of June 30, 2007 consisting primarily of accounts payable of $589,378 and $200,000 in a convertible debenture.

Sales.  Sales consist of revenues from the sale of products from our skin care line. We reported sales of $20,559 for the six month period ended June 30, 2008, compared with revenue of $45,881 for the same period ended June 30, 2007.  Our cost of goods sold for the six period month ended June 30, 2008 totalled $57,010 resulting in a negative gross profits of $(36,451). The cost of goods for the same period in 2007 was $4,741 resulting in a gross profit of $41,140.  The increase in the cost of goods sold was attributable to establishing a reserve for obsolete inventory.

For the three months ended June 30, 2008, we reported total revenues of $8,085 compared with revenue of $18,662 for the same period ended June 30, 2007.  Our cost of goods sold for the three months ended June 30, 2008 totalled $33,147 resulting in negative gross profit of $25,062. The cost of goods for the same period in 2007 was $2,553 resulting in a gross profit of $16,109.

Operating Expenses.  Our operating expenses decreased by $1,187,037 to $1,204,669 for the six month period ended June 30, 2008, compared to $2,391,706 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in stock based compensation paid to our executive officers, administrative expenses, and professional fees. Our operating expenses for the six months ended June 30, 2008 consisted of selling, general and administrative expenses of $251,793, depreciation of $4,046, consulting fees of $841,635 and professional fees of $107,195. In comparison, our operating expenses for the six months ended June 30, 2007 consisted of selling, general and administrative expenses of $718,114, depreciation of $3,500, consulting fees of $392,629, employee stock options of $702,486, and professional fees of $530,121.

For the three months ended June 30, 2008, we reported operating expenses of $274,272 compared to $949,196 for the same reporting period in the prior year. The decrease in expenses was largely attributable to a decrease in stock based compensation paid to our executive officers, administrative expenses, and professional fees. Our operating expenses for the three months June 30, 2008 consisted of selling, general and administrative expenses of $154,056, depreciation of $2,076, consulting fees of $54,000 and professional fees of $64,140. In comparison, our operating expenses for the three months ended June 30, 2007 consisted of selling, general and administrative expenses of $392,780, depreciation of $1,750, consulting fees of $237,512, employee stock options of $44,856, and professional fees of $272,298.

Other Income (Expenses).  Other income (expenses) consists mainly of royalty income from our licensing agreements and interest and interest expense on the notes payable.  We reported Royalty income of $55,954 for the six month period ended June 30, 2008, compared to $27,056 for the same period ended June 30, 2007.  Interest expense for the six month period ended June 30, 2008, totalled $126,072 compared to $8,132 for the same period in 2007.  The increase in interest expense was attributable to additional note payable agreements entered into during 2008.

For the three months ended June 30, 2008, we reported royalty income of $30,709 compared to $-0- for the same period ended June 30, 2007.  Interest expense for the three month period ended June 30, 2008, totalled $103,028 compared to $1,727 for the same period in 2007.  The increase in interest expense was attributable to additional note payable agreements entered into during 2008.

Net Loss. We reported a net loss of $1,311,014 or $0.04 per share for six months ended June 30, 2008, compared to a net loss of $2,329,262 or $0.17 per share for six months ended June 30, 2007.

For the three month period ended June 30, 2008, we reported a net loss of $371,429 or $0.01 per share compared to a net loss of $942,916 or $0.06 per share for three months ended June 30, 2007

Liquidity and Capital Resources

As of June 30, 2008, our total current assets of $585,460 consisted of  $532,073 of inventory, $2,737 of accounts receivable, and $28,102 of prepaid expenses. As of June 30, 2008, our total current liabilities of $691,256 consisted of $512,452 in accounts payable and accrued expenses, interest payable of $59,004, and a note payable of $100,000. We thus had negative working capital of $105,796 at June 30, 2008.

Net cash used in operating activities was $258,815 for the six months ended June 30, 2008 compared to net cash used in operating activities of $841,424 for the six months ended June 30, 2007. Net cash flow provided by investing activities amounted to $7,342 for the six months ended June 30, 2008 compared to net cash provided by investing activities of $758,705 for the six months ended June 30, 2007. Net cash flow provided by financing activities amounted to $227,463 for the six month period ended June 30, 2008,  compared to net cash used in financing activities of $117,281 for the six month period ended June 30, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 4T. CONTROLS AND PROCEDURES

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2008.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Ms. Jan Wallace, and our Chief Financial Officer, Mr. Munjit Johal.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2008, our disclosure controls and procedures are effective.  There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008.

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

On July 9, 2008, the Company, Carlo Mondavi, Joshua Levine and Joseph Spellman (hereinafter ÒDaviÓ) and Timothy Mondavi, entered into a Settlement Agreement with Artist House Holdings, Inc. to resolve litigation in the matter of Artist House Holdings, Inc. vs. Davi Skin, Inc., et al., (Case No. 2:06-CV-893-RLH-LRL) in the United States District Court for the District of Nevada.  In consideration of the terms and conditions set forth in this agreement, the settling parties agree that a) Davi shall make a payment to Artist House in the amount of $650,000; b) Artist House shall cause to deliver certificates representing 566,667 shares of Davi common stock to Davi; c) Artist House shall cancel all warrants to purchase 283,333 shares of Davi common stock; and d) Timothy Mondavi shall make a payment to Artist House in the amount of $25,000.  In addition, the Settlement Agreement provides for a mutual release of claims between all parties, forbearance of prosecution, and dismissal of the lawsuit with prejudice.  This Agreement does not constitute an admission by any of the Releases of any liability or wrongdoing whatsoever, including, but not limited to, any liability or wrongdoing with respect to any allegation in the dispute.  A dismissal with prejudice was entered on July 21, 2008.  The settlement amount to be paid by Davi is covered by the insurance carrier.

In March 2008, the Company entered into agreements with AudioStocks, Inc., and BCGU, LLC for various services including but not limited to public relations services, making recommendations and offering advice to the Company’s management regarding funding and financing.  With the assistance of BCGU, LLC, the Company entered into a Securities Purchase Agreement with Noctua Fund, LP.  Noctua Fund, LP purchased 250,000 shares of Series A-1 Preferred Stock at a price of $1.00 per share and Series A-1 Warrants to purchase common stock, par value $0.001 of the Company at an exercise price of $.15 per share. Company as part of the transaction delivered a Registration of Rights Agreement, Stock Escrow Agreement and a Certificate of Designation.  Noctua has the right but not the obligation to acquire an additional 350,000 shares of Preferred Stock at the Purchase Price listed above. Company granted a right of first offer and registration rights to Noctua with respect to all transactions consummated within 12 months of the Initial Closing of the sale of Preferred Stock.

Pursuant to the terms of the Securities Purchase Agreement and the recommendation of BCGU, LLC, in order to raise the necessary funds to complete the year end audit and filing of the Form 10KSB and the first quarter 2008 review and Form 10-Q filing, the Company’s management  agreed to issue Irrevocable Voting Proxy and Trust Agreements.  Additionally, prior to Noctua Fund, LP agreeing to its investment, BCGU, LLC conducted negotiations with existing investors and shareholders to restructure their positions.

The Company has recently learned that AudioStocks, Inc., BCGU, LLC, Noctua Fund, LP, may be related parties.  As a result, the Company and management is concerned that these related parties gained first hand knowledge of the Company including direct access to its shareholders.  While still under review, it appears that such information may have been used to craft agreements to the benefit of the related parties and the determent of the Company and its shareholders.

Finally, the investment was received from Black Forest International, LLC, but the 250,000 shares of preferred stock with convertible rights and possible directorship were granted to Noctua Fund, LP.  The Company has no documentation that explains why Black Forest capitalized the Company and the beneficial equity went to Noctua Fund, LP.  Black Forest has requested to take its seats on the Board of Directors.  Subsequently, Noctua Fund, LP has also elected to exercise its directorships.  Therefore, at this time the Company cannot honor any requests from Noctua Fund, LP or its related parties since the Company may be open to liability from Black Forest for an alleged claim of its beneficial rights.

ITEM 1A.  RISK FACTORS

Refer to our Annual Report on Form 10-K, which we filed with Securities and Exchange Commission on May 14, 2008

Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of our company as a going concern. We have incurred net losses of $1,311,014 for the six month period ended June 30, 2008, and have incurred cumulative net losses of $13,162,299 since our inception and will require additional capital for our operational activities. We have successfully developed and established a line of men’s and women’s skin care products. We have and are aggressively launching our products with several luxury retailers. While we have already invested substantial funds in developing, promoting, and marketing activities, additional funds will be required to continue these efforts to establish market presence and gain market shares.  Additionally, we are in the process of finalizing the development of additional product lines. We believe that these endeavors will result in increased sales. However, as of June 30, 2008, we have insufficient cash to operate our business for the next twelve months. We have experienced revenues since the fourth quarter of 2006 and believe that while revenues will increase, they will not be sufficient to absorb expenses to maintain us as a going concern. As such, we must raise additional capital to achieve our business goals and to continue operations. Our ability to raise additional capital through the future issuances of the common stock is unknown. The ability to successfully resolve these factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these aforementioned uncertainties. We have not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Preferred stock- The authorized preferred stock is 10,000,000 shares at $0.001 par value. As of June 30, 2008 there were 250,000 preferred shares issued or outstanding.  The shares were issued to the Noctua Fund at a price of $1.00 per share on April 17, 2008 (see Note – 5).

Common Stock- The authorized common stock is 90,000,000 shares at $0.001 par value. As of June 30, 2008, there were 51,473,668 shares of common stock outstanding.

During the six months ended June 30, 2008, the Company issued 6,900,000 shares of common stock to its director and officers.  The Company expensed $724,500 for the 6,900,000 shares issued at a price of $0.105 per share.

On April 14, 2008, the Company issued 2,207,960 shares of common stock to Geisla Brinkhaus in exchange for converting $100,000 of debt to shares common stock (see Note – 5).

On April 17, 2008, in connection with the issuance of 250,000 shares of preferred stock, the Company Issued 25,000,000 shares of the Company’s restricted stock that was placed in escrow.  These shares are placed in escrow as a condition of the preferred share holder if they wished to convert the preferred shares to common shares (see Note – 5).

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2008.

ITEM 5.    OTHER INFORMATION

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit
10.1	BCGU Advisory Services Agreement dated March _, 2008
10.2	Munjit Johal's Employment Agreement dated July 1, 2008
10.3	Savannah Corp. Consultant Agreement dated July 1, 2008
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Davi Skin, Inc.

Dated: August 19, 2008	By:	/s/ Jan Wallace
Jan Wallace
Chief Executive Officer and Director